Form 10-K
period 1998-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 1999-04-01
CIK 1068237

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998

Commission File Number 333-61961


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)


      New York                            13-4015586
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Units of
                                                             Limited Partnership
                                                             Interest
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $34,182,446 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.

         (a) General  development  of  business.  Salomon  Smith  Barney  Global
Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York, on June 15, 1998 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1998. A total of 100,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Proceeds of the offering were held in an escrow account during the year ended December 31, 1998.
         The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur:
December 31, 2018; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
         All commodity trading decisions will initially be made for the Parthership by Campbell & Company,Inc. ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that Eagle's management fee will be reduced by Eagle's pro rata share of customary and routine administrative expenses of the Partnership) allocated to each Advisor as of the end of each month and (ii) an incentive fee payable annually equal to 20% of the New Trading Profits (as defined in the Management Agreements)(except Eagle, which will receive an incentive fee of 23% of New Trading Profits) earned by each Advisor for the Partnership.

         The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership will pay SSB (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to Eagle, Eckhardt and Rabar (5.4% per year) in lieu of brokerage commissions on a per trade basis and (ii) $54 per round-turn for transactions entered into by Campbell to be paid monthly, provided that round-turn commissions will be capped at .45% per month (5.4% of Net Assets per year). SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. There were no operations for the year ended December 31, 1998. The Partnership capital as of December 31, 1998 was $2,000.
         (c) Narrative description of business. See Paragraphs (a) and (b) above.
                  (i) through (x) - Not applicable.
                  (xi) through (xii) - Not applicable.
                  (xiii) - The Partnership has no employees.
         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         There are no material legal proceedings pending against the Partnership or the General Partner.
         This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of the General Partner or its subsidiaries is a party or to which any of their property is subject.

         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.
         Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.

         In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.
         In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. SSBH filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. SSBH has filed a motion to dismiss the amended complaints.
         In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. SSBH intends to contest this complaint vigorously. Environmental Matters
         In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.
         SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of SSBH and its subsidiaries.
Item 4.  Submission of Matters to a Vote of Security Holders.
There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II

Item 5. Market  for  Registrant's  Common  Equity and  Related  Security  Holder
        Matters.

        (a) Market Information. The Partnership has issued no stock. There is no established public market for the Units of Limited Partnership Interest.
        (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 1998 was 1.
        (c) Distribution. The Partnership did not declare a distribution in 1998.

Item 6. Selected Financial Data. At December 31, 1998, the total assets of the Partnership were $2,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership will follow certain policies including:
         (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2)  The   Partnership   diversifies   its   positions   among  various
commodities.
         (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.

         (4) The  Partnership may  occasionally  accept delivery of a commodity.
Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.
         (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
         (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2018;
(ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
         No forecast can be made as to the level of redemptions in any given period. Beginning at the end of six full months after trading commences, a Limited Partner may cause all or some of his Units to be redeemed by the Partnership at the net Asset Value thereof as of the last day of each month, ending at least three months after such Units have been issued, on ten days' written notice to the General Partner. No fee will be charged for redemptions.

         (c) Results of Operations. There were no operations for the year ended December 31, 1998.
         (d) Operational Risk
         SSBH is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. SSBH is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain SSBH's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within SSBH, and in the markets where SSBH participates.

Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including SSBH's stockholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
         The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology," were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.
         The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

         The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.
         The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.
         This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
         The General Partner has requested and received statements from the Advisors that each has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. Each Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm each Advisor's readiness for Year 2000.

         The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.
         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999. European Economic and Monetary Union
         European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen. Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.
         SSBH completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.
         As the preceding risks are largely interrelated, so are SSBH's actions to mitigate and manage them. SSBH's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.

         (e)  New  Accounting   Pronouncements   In  June  1998,  the  Financial
Accounting   Standards   Board  issued  SFAS  133,   Accounting  for  Derivative
Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        Statement of Financial Condition
                                December 31, 1998


                                     ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . .  $2,000
                                                      ------

         Total assets  . . . . . . . . . . . . . . .  $2,000
                                                      ======



                                PARTNERS' CAPITAL


Partners' Capital  . . . . . . . . . . . . . . . . .  $2,000
                                                      ------

         Total partners' capital . . . . . . . . . . .$2,000
                                                      ======



See Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         During the six months from the date the Partnershp was organized and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions will be made by the Advisors.
Item 11. Executive Compensation.
         The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." No brokerage commissions were paid in 1998. No management fees and incentive fees were paid in 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
            (a).Security ownership of certain beneficial owners.The  Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

            (b).Security  ownership  of  management.  Under  the  terms  of  the
                Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns 1 Unit of general partnership interest equivalent to 1 Unit of Limited Partnership Interest as of December 31, 1998.
            (c). Changes in control. None.
Item 13.  Certain Relationship and Related Transactions.
         Salomon Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."
                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1)  Financial Statements:
                  Statement of Financial Condition at December 31, 1998.
             (2)  Financial Statement Schedules: Financial Data
                  Schedule for the year ended December 31, 1998.
             (3)  Exhibits:

            3.1 - Limited  Partnership  Agreement  (filed as Exhibit  3.1 to the
                Registration Statement on Form S-1 (File No. 333-61961 and incorporated herein by reference).

            3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on June 15, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

            10.1- Customer  Agreement  between the  Partnership and Smith Barney
                (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

            10.3- Escrow  Instructions  relating to escrow of subscription funds
                (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

            10.5-  Management  Agreement  among  the  Partnership,  the  General
                Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

            10.5- Management Agreement among the Partnership, the eneral Partner and Eagle Trading Systems, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

            10.7-  Management  Agreement  among  the  Partnership,  the  General
                Partner and Eckhardt Trading Company (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

            10.8-  Management  Agreement  among  the  Partnership,  the  General
                Partner and Rabar Market Research (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

          (b)  Reports on 8-K:   None Filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 1999.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:      Smith Barney Futures Management Inc.
         (General Partner)



By       /s/        David J. Vogel
         David J. Vogel, President & Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated


/s/     David J. Vogel                      /s/     Jack H. Lehman III
David J. Vogel,                             Jack H. Lehman III
Director, Principal Executive               Chairman and Director
Officer and President



/s/      Michael Schaefer                    /s/    Daniel A. Dantuono
Michael Schaefer                            Daniel A. Dantuono
Director                                    Treasurer, Chief Financial
Officer and Director



/s/ Daniel R. McAuliffe, Jr.                /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                    Steve J. Keltz
Director                                    Secretary and Director




/s/   Shelley Ullman
Shelley Ullman