Form 10-Q
period 1999-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 1999-05-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999

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

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                   Number
PART I - Financial Information:

    Item 1     Financial Statements:

               Statement of Financial Condition at
               March 31, 1999 (unaudited)                             3

               Statement of Income and Expenses and  Partners'
               Capital for the period from June 15, 1998 (date
               Partnership was organized) to March 31, 1999
               (unaudited)                                            4

               Notes to Financial Statements
               (unaudited)                                           5 - 9

    Item 2     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                            10 - 13

    Item 3     Quantitative and Qualitative
               Disclosures of Market Risk                           14 - 19

PART II - Other Information                                            20

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION

                                        MARCH 31,
                                          1999
                                     (Unaudited)
ASSETS:
Equity in commodity futures
 trading account:
  Cash                               $33,057,033
  Net unrealized appreciation
   on open futures contracts             843,690
                                     -----------
                                      33,900,723

Interest receivable                      103,870
                                     -----------
                                     $34,004,593
                                     ===========


LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Accrued expenses:
  Commissions                        $   147,112
  Management fees                         56,301
  Incentive fees                          44,110
  Other expense                           26,656
Due to SSB                               670,666
                                     -----------
                                         944,845

Partners' Capital:
General Partner, 338 Unit
   equivalents outstanding in 1999       331,402
Limited Partners, 33,380 Unit
  of Limited Partnership
  Interest outstanding in 1999
  respectively                        32,728,346
                                     -----------

                                      33,059,748
                                     -----------

                                     $34,004,593

                                     ===========


See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                           PERIOD FROM
                                                           JUNE 15, 1998
                                                         (DATE PARTNERSHIP
                                                            WAS ORGANIZED)
                                                           TO MARCH 31,
                                                             1999
                                                          --------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions                      $   (485,486)
  Change in unrealized gains/losses on open
   positions                                                    843,690
                                                           ------------

                                                                358,204
Less, brokerage commissions including clearing fees
   of $7,925                                                   (330,772)
                                                           ------------

  Net realized and unrealized gains (losses)                     27,432

  Interest income                                               191,122
                                                           ------------

                                                                218,554
                                                           ------------

Expenses:
  Management fees                                               106,041
  Incentive fees                                                 44,110
  Other                                                         726,655
                                                           ------------

                                                                876,806
                                                           ------------

Net loss                                                       (658,252)

Proceeds from offering -Limited Partners                     33,380,000
                       -General Partner                         338,000
                                                           ------------

Partners' capital, end of period                           $ 33,059,748
                                                           ============

Net asset value per Unit
  (33,718 Units outstanding at March 31, 1999)             $     980.48
                                                           ============

Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $     (19.52)
                                                           ============

Redemption Net asset value per Unit                        $     999.49
                                                           ============


See Notes to Financial Statements

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.    General:

     Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York, on June 15, 1998 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1999.

     Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 Units of limited partnership interest and 337 Units equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the period from February 2, 1999 (commencement of trading operations) to March 31, 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.


2.      Net Asset Value Per Unit:

     Changes in net asset value per Unit for the period from June 15, 1998, (date Partnership was organized) to March 31, 1999 was as follows:

                                        PERIOD FROM
                                       JUNE 15, 1998
                                     (DATE PARTNERSHIP
                                        WAS ORGANIZED)
                                            TO
                                       MARCH 31, 1999

Net realized and unrealized gains     $    0.81
Interest income                             5.67
Expenses                                  (26.00)
                                        ---------

Decrease for period                       (19.52)

Net Asset Value per Unit,
 Beginning of period                    1,000.00
                                        ---------
Net Asset Value per Unit,
 End of period                       $    980.48
                                        =========

Redemption Net Asset
 Value Per Unit                      $    999.49
                                        =========

     * For the purpose of a redemption, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit. (see note 3)

3.     Offering and Organization Costs:

     Offering and organization expenses of approximately $700,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs have been recorded as due to SSB in the statement of financial condition and as expense in the statement of operations for the period ended March 31, 1999. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank).

     Based on this calculation, as of March 31, 1999, $50,407 of these costs are currently payable to SSB, of which the Partnership has reimbursed SSB $25,321 and $25,086 remains payable.

     In addition, the Partnership has recorded interest expense of $8,454, of which the Partnership has paid SSB $4,013 and $4,441 remains payable.

     The remaining deferred liability for these costs due to SSB of $641,139 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

4.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 was $843,690 and the average fair value during the period from February 2, 1999 (commencement of trading operations) to March 31, 1999, based on monthly calculation, was $972,935.

5.       Financial Instrument Risk

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

         Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments.

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $151,931,583 and $104,627,636, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $843,690, as detailed below.

                                         MARCH 31, 1999
                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                TO PURCHASE       TO SELL       FAIR VALUE
Currencies:
- Exchange Traded Contracts   $  3,044,053   $ 14,258,518   $    226,028
- OTC Contracts                 16,498,926     36,698,735        154,420
Energy                           3,418,156           --          318,547
Grains                             380,212        285,888        (14,810)
Interest Rates U.S.              8,291,213     26,054,678        141,724
Interest Rates Non-U.S         112,680,363     18,461,834          3,609
Metals                           2,803,523      5,247,704       (110,721)
Softs                                 --          253,107         11,580
Indices                          4,815,137      3,367,172        113,313
                              ------------   ------------   ------------

Totals                        $151,931,583   $104,627,636   $    843,690
                              ============   ============   ============

Item 2.       Management's Discussion and  Analysis of Financial Condition   and
              Results   of  Operations.
Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the period ended March 31, 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

         For the period ended March 31, 1999, Partnership capital decreased 1.95% from $33,718,000 (proceeds from offering) to $33,059,748. This decrease was primarily attributable to the initial expense of offering and organization costs of $700,000.

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


Results of Operations

         During the period from February 2, 1999 (commencement of trading operations) to March 31, 1999, the Partnership's net asset value per Unit decreased 1.95% from $1,000.00 to $980.48. The Partnership experienced a net trading gain before brokerage commissions and related fees in the period ended March 31, 1999 of $358,204. Gains were primarily attributable to the trading of commodity futures in currencies, softs U.S. interest rates and energy and were partially offset by losses in indices, grains, U.S. interes rates and metals. The Partnership commenced trading operations on February 2, 1999, and as a result, comparative information is not available.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non-competitive yield on three month U.S. Treasury bills maturing in 30 days.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance, additionsand redemptions.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance additions and redemptions

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
              Introduction

         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Quantifying the Partnership's Trading Value at Risk

         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).

         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was approximately $33,059,748.

                              March 31, 1999

                                        % of Total
Market Sector         Value at Risk  Capitalization

Currencies               $1,212,639      3.60%
Energy                      284,400      0.84%
Grains                       20,360      0.06%
Interest rate U.S.          241,650      0.72%
Interest rate Non-U.S       506,526      1.50%
Metals                      217,850      0.65%
Softs                        16,500      0.05%
Indices                     460,614      1.37%
                         ----------      -----

Total                    $2,960,539      8.79%
                         ==========     ======


         Material Limitations on Value at Risk as an Assessment of Market Risk

         The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Partnership - give no indication of this "risk of ruin."

Non-Trading Risk

         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short-or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership

         The  following   were  the  primary   trading  risk  exposures  of  the
Partnership as of March 31, 1999, by market sector.

         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations - e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1998, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, Cocoa, Cotton and Sugar accounted for the substantial bulk of the Partnership's commodity exposure as of March 31, 1999.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

         The  following  were  the  only   non-trading  risk  exposures  of  the
Partnership as of March 31,1999.

     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

         Qualitative Disclosures Regarding Means of Managing Risk Exposure.

     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

     Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.

     As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

                            PART II OTHER INFORMATION

Item 1.   Legal  Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" of the Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a) Exhibits - None

          (b) Reports on Form 8-K - None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:        Smith Barney Futures Management Inc.
           (General Partner)



By:        /s/ David J. Vogel
           David J. Vogel, President



Date:     5/14/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)



By:        /s/ David J. Vogel
           David J. Vogel, President


Date:     5/14/99


By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:     5/14/99