Form 10-Q
period 1999-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 1999-08-12
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

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

                                                                   Page
                                                                  Number
PART I - Financial Information:

 Item 1.    Financial Statements:

            Statement of Financial Condition at
            June 30, 1999 (unaudited).                               3

            Statement of Income and Expenses and  Partners'
            Capital for the period from June 15, 1998 (date
            Partnership was organized) to June 30, 1999
            (unaudited).                                             4

            Notes to Financial Statements
            (unaudited)                                            5 - 9

 Item 2.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                             10 - 12

 Item 3.    Quantitative and Qualitative
            Disclosures of Market Risk                            13 - 14

PART II - Other Information                                          15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS




           SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                                 JUNE 30,
                                                                   1999
ASSETS:                                                       (Unaudited)


Equity in commodity futures trading account:
  Cash                                                         $ 54,956,533
  Net unrealized appreciation
   on open futures contracts                                      1,976,062
Commodity options owned, at market value
    (cost $82,666)                                                   52,914
                                                       ---------------------
                                                                 56,985,509

Interest receivable                                                 158,040
                                                       =====================
                                                               $ 57,143,549
                                                       =====================




LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
 Commissions                                                      $ 261,402
 Management fees                                                     92,230
 Incentive fees                                                     158,285
 Other expense                                                       63,713
 Due to SSB                                                         580,755

                                                       =====================
                                                                  1,156,385
                                                       =====================

Partners' Capital:

General Partner, 569.6595 Unit
   equivalents outstanding in 1999                                  562,168
Limited Partners, 56,163.4179 Unit
  of Limited Partnership
  Interest outstanding in 1999                                   55,424,996
                                                       ---------------------

                                                                 55,987,164
                                                       ---------------------

                                                               $ 57,143,549
                                                       =====================

See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                    PERIOD FROM
                                                                    JUNE 15, 1998
                                                                   (DATE PARTNERSHIP
                                                     THREE MONTHS   WAS ORGANIZED
                                                        ENDED             TO
                                                       JUNE 30,       JUNE 30,
                                                    ---------------------------
                                                         1999           1999

                                                    ---------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions             $ (1,130,692)   $ (1,616,178)
  Change in unrealized gains/losses on open
   positions                                         1,102,620       1,946,310

                                                    ------------    -----------

                                                       (28,072)        330,132
Less, brokerage commissions including clearing
  fees of $22,197 and $30,122, respectively           (718,610)     (1,049,382)
                                                   ------------    -----------
  Net realized and unrealized losses                  (746,682)       (719,250)
  Interest income                                      426,122         617,244
                                                    ------------    -----------
                                                      (320,560)       (102,006)
                                                    ------------    -----------

Expenses:
  Management fees                                      242,398         348,439
  Incentive fees                                       114,175         158,285
  Other                                                 40,451         767,106

                                                    ------------    ----------
                                                       397,024       1,273,830
                                                   ------------    ----------
  Net loss                                            (717,584)     (1,375,836)

Proceeds from offering - Limited Partner                            33,380,000
                       - General Partner                               338,000
 Additions - Limited Partner                        23,407,000      23,407,000
             General Partner                           238,000         238,000
                                                   ------------    ------------

  Net increase in Partners' capital                 22,927,416      55,987,164
Partners' capital, beginning of period              33,059,748            --
                                                   ------------    ------------
Partners' capital, end of period                  $ 55,987,164    $ 55,987,164
                                                  ------------    ------------

Net asset value per Unit
  (Units outstanding 56,733.0774 at
  June 30, 1999)                                   $    986.85      $   986.85
                                                   ------------     ----------

Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent    $       6.37      $   (13.15)
                                                  ------------      ----------

Redemption net asset value per Unit               $     996.55      $   996.55
                                                   ------------     ----------

See Notes to Financial Statements
                                                        4

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the ("Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the period from June 15, 1998 (date Partnership was organized) to June 30, 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.


2.      Net Asset Value Per Unit:

        Changes in net asset value per Unit for the period from June 15, 1998, (date Partnership was organized) to June 30, 1999 was as follows:

                                             PERIOD FROM
                                            JUNE 15, 1998
                                           (DATE PARTNERSHIP
                               THREE-MONTHS  WAS ORGANIZED)
                                  ENDED          TO
                              JUNE 30, 1999  JUNE 30, 1999
                              ------------- ------------

Net realized and unrealized
 gains (losses)              $     0.53 $       1.34
Interest income                    8.68        14.35
Expenses                         (10.20)      (36.20)
Other                              7.36         7.36
                                 -------    ---------

Increase (decrease) for
 period                            6.37       (13.15)

Net Asset Value per Unit,
  beginning of period            980.48     1,000.00
                                -------    ---------

Net Asset Value per Unit,
  end of period              $   986.85 $     986.85
                                =======    =========

Redemption Net Asset Value
 Per Unit                    $   996.55 $     996.55
                                =======    =========

* For the purpose of a redemption, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit. (see note 3)

3.       Offering and Organization Costs:

         Offering and organization expenses of approximately $700,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs have been recorded as due to SSB in the statement of financial condition and as expense in the statement of operations for the period ended June 30, 1999. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank).

         Based on this calculation, as of June 30, 1999, $129,399 of these costs are currently payable to SSB, of which the Partnership has reimbursed SSB $102,442 and $26,957 remains payable.

         In addition, the Partnership has recorded interest expense of $20,710, of which the Partnership has paid SSB $16,803 and $3,907 remains payable.

         The remaining deferred liability for these costs due to SSB of $549,891 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 was $2,028,976 and the average fair value during the period from February 2, 1999 (commencement of trading operations) to June 30, 1999, based on monthly calculation, was $1,204,613.

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

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $145,800,631 and $544,065,948, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $2,028,976, as detailed below.

                                    JUNE 30, 1999
                                NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL       FAIR VALUE

Currencies:
- OTC Contracts               $ 66,387,737   $ 76,445,423   $  (344,199)
- Exchange Traded Contracts     13,224,819     21,835,991        85,626
Energy                           9,925,035           --         503,393
Grains                             133,000      4,238,650        83,466
Interest Rates U.S.                 48,766    144,168,861       329,036
Interest Rates Non-U.S          20,940,808    286,285,897     1,188,711
Livestock                             --          199,280        38,210
Metals                          10,900,680      9,573,810      (143,464)
Softs                               58,408      1,067,320         9,858
Indices                         24,181,378        250,716       278,339
                              ------------   ------------   -----------

Totals                        $145,800,631   $554,065,948   $ 2,028,976
                              ============   ============   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the period ended June 30, 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

         For the period ended June 30, 1999, Partnership capital increased 66.0% from $33,718,000 (proceeds from offering) to $55,987,164. This increase was primarily attributable to the additional sales of 23,015.0773 Units totaling
$23,645,000 which was partially offset by a net loss from operations of $1,375,836 for the period ended June 30, 1999.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.
                                   11

Results of Operations

     During the Partnership's second quarter of 1999, the Partnership's net asset value per Unit increased 0.6% from $980.48 to $986,85. The Partnership experienced a net trading loss before brokerage commissions and related fees in the period ended June 30, 1999 of $28,072. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, metals, softs and energy and were partially offset by gains in U.S. and non-U.S. interest rates, grains and indices. The Partnership commenced trading operations on February 2, 1999, and as a result, comparative information is not available.

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

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and, therefore, vary according to trading performance, additions and redemptions.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended June 30, 1999 and the period from June 15, 1998 (date Partnership was organized) to June 30, 1999 resulted in an incentive fee accrual of $114,175 and $158,285, respectively, payable March 31, 2000.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was approximately $55,987,164.

                             June 30, 1999

                                              % of Total
Market Sector                Value at Risk   Capitalization

Currencies
   OTC Contracts               $1,009,762       1.80%
   Exchange Traded Contracts      352,655       0.63%
Energy                            657,000       1.17%
Grains                            158,454       0.28%
Interest rate U.S.                633,408       1.13%
Interest rate Non-U.S           1,509,535       2.71%
Metals                            399,250       0.71%
Softs                              54,000       0.10%
Livestock                           7,200       0.01%
Indices                         1,406,447       2.51%
                               ----------   -----

Total                          $6,187,771      11.05%
                               ==========   =====

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings - None

                      For  information   concerning  a  purported  class  action
              against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.


Item 2.   Changes in Securities and Use of Proceeds -

               The Partnership continues to offer units at the net asset value per Unit as of the end of each quarter. For the three and six months ended June 30, 1999, there were additional sales of 22,783.4178 Units totaling $23,407,000 and contributions by the General Partner representing 231.6595 Unit equivalents totaling $238,000.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President

Date:      8/13/99


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      8/13/99


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 8/13/99