Form 10-Q
period 1999-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 1999-11-15
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999

Commission File Number 333-61961

    SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
        (Exact name of registrant as specified in its charter)

      New York                                13-4015586
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification No.)


                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                    New York, New York 10013
         (Address and Zip Code of principal executive offices)


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

  Item 1. Financial Statements:

          Statement of Financial Condition at
          September 30, 1999 and December 31,
          1998 (unaudited).                                         3

          Statement of Income and Expenses and
          Partners'  Capital for the period
          from June 15, 1998 (date the  Partnership
          was organized) to September 30, 1999
          (unaudited).                                               4

          Notes to Financial Statements
          (unaudited)                                              5 - 9

  Item 2. Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                                10 - 12

  Item 3. Quantitative and Qualitative
          Disclosures of Market Risk                               13 - 14

PART II - Other Information                                          15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1999           1998
                                             ------------   ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                         $77,496,975   $     2,000
  Net unrealized appreciation
   on open futures contracts                     1,852,246          --
Commodity options owned, at market value
    (cost $31,750)                                   2,000          --
                                               -----------   -----------
                                                79,351,221         2,000
Interest receivable                                230,681          --
                                               -----------   -----------
                                               $79,581,902   $     2,000
                                               ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                  $   353,079   $      --
  Management fees                                  128,954          --
  Incentive fees                                   260,483          --
  Other expenses                                   104,658          --
  Due to SSB                                       487,758          --
Redemptions                                        765,393          --
                                               -----------   -----------
                                                 2,100,325          --
                                               -----------   -----------
Partners' Capital:

General Partner, 813.5347 and 1 Unit
   equivalents outstanding in 1999
   and 1998, respectively                          793,611         1,000
Limited Partners, 78,613.4915 and 1 Unit
  of Limited Partnership Interest
  outstanding in 1999 and 1998, respectively    76,687,966         1,000

                                               -----------   -----------
                                                77,481,577         2,000
                                               -----------   -----------
                                               $79,581,902   $     2,000
                                               ===========   ===========

See Notes to Financial Statements.
                                             3

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                             PERIOD FROM
                                                                            JUNE 15, 1998
                                                                        (DATE THE PARTNERSHIP
                                                                            WAS ORGANIZED)*
                                                                          THREE MONTHS ENDED TO
                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                        --------------------------------------
                                                           1999                 1999
                                                       ---------------------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $     45,711          $ (1,570,469)
  Change in unrealized gains (losses) on open
   positions                                              (123,816)            1,822,496
                                                         ------------        ------------
                                                           (78,105)              252,027
Less, brokerage commissions including clearing fees
  of $30,083 and $60,205, respectively                    (911,375)           (1,960,757)
                                                         ------------        ------------
  Net realized and unrealized losses                      (989,480)           (1,708,730)
  Interest  income                                         647,439             1,264,683
                                                        ------------          ------------
                                                          (342,041)             (444,047)
                                                        ------------          ------------

Expenses:
  Management fees                                          356,690               705,129
  Incentive fees                                           102,198               260,483
  Other                                                     40,948               808,054
                                                        ------------         ------------
                                                           499,836             1,773,666
                                                        ------------         ------------
  Net loss                                                (841,877)           (2,217,713)
Proceeds from offering  - Limited Partner                     --              33,380,000
                        - General Partner                     --                 338,000
 Additions              - Limited Partne                23,475,000            46,882,000
                        - General Partner                  240,000               478,000
Redemptions                                             (1,378,710)           (1,378,710)
                                                       ------------          ------------
  Net increase in Partners' capital                     21,494,413            77,481,577
Partners' capital, beginning of period                  55,987,164                   --
                                                        ------------         ------------
Partners' capital, end of period                      $ 77,481,577          $ 77,481,577
                                                        ------------         ------------
Net asset value per Unit
  (Units outstanding 79,427.0262 at
   September 30, 1999)                                $     975.51          $     975.51
                                                       ------------         ------------

Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     (11.34)        $     (24.49)
                                                       ------------         ------------
Redemption net asset value per Unit                   $     981.27         $     981.27
                                                       ------------         ------------

See Notes to Financial Statements

*Note: The Partnership commenced trading operations on
           February 2, 1999.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the period from June 15, 1998 (date Partnership was organized) to September 30, 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.      Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended September 30, 1999 and for the period from June 15, 1998, (date the Partnership was organized) to September 30, 1999 were as follows:

                                                PERIOD FROM
                                                 JUNE 15, 1998
                                THREE-MONTHS (DATE THE PARTNERSHIP
                                   ENDED        WAS ORGANIZED)
                                SEPTEMBER 30,         TO
                                   1999        SEPTEMBER 30, 1999

Net realized and unrealized
 losses                       $  (16.34)$       (15.00)
Interest income                    8.99          23.34
Expenses                          (6.72)        (42.92)
Other                              2.73          10.09
                                -------         ------
Decrease for period              (11.34)        (24.49)

Net Asset Value per Unit,
  beginning of period            986.85       1,000.00
                                -------       --------
Net Asset Value per Unit,
  end of period                $ 975.51      $  975.51
                               ========       ========
Redemption Net Asset Value
 Per Unit*                     $ 981.27      $  981.27
                              ========        ========

     * For the purpose of a redemption, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit. (see note 3)

3.       Offering and Organization Costs:

     Offering and organization expenses of approximately $700,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs have been recorded as due to SSB in the statement of financial condition and as expenses in the statement of operations for the period ended September 30, 1999. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank).

     Based on this calculation, as of September 30, 1999, $210,669 of these costs are currently payable to SSB, of which the Partnership has reimbursed SSB $183,992 and $26,677 remains payable.

     In addition, the Partnership has recorded interest expense of $31,639, of which the Partnership has paid SSB $28,251 and $3,325 remains payable.

     The remaining deferred liability for these costs due to SSB of $457,693 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 was $1,854,246 and the average fair value during the period from February 2, 1999 (commencement of trading operations) to September 30, 1999, based on monthly calculation, was $1,450,734.

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

     At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $380,935,330 and $385,503,258, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $1,854,246, as detailed below.

                                    SEPTEMBER 30, 1999
                                        (Unaudited)
                                  NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL       FAIR VALUE

Currencies:
- OTC Contracts               $118,451,750   $ 82,872,704   $     22,788
- Exchange Traded Contracts     31,895,048     11,041,194        383,089
Energy                          12,604,704           --          755,172
Grains                           1,454,687      2,314,765         45,858
Interest Rates U.S.             53,238,931     60,880,632         38,615
Interest Rates Non-U.S         132,268,124    214,883,719        533,448
Metals                          21,756,813      1,662,485        196,461
Softs                              807,423      1,680,288         28,907
Indices                          8,457,850     10,167,471       (150,092)
                               -----------   ------------     -----------
Totals                        $380,935,330   $385,503,258   $  1,854,246
                               ===========    ===========      =========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the period ended September 30, 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

         For the period ended September 30, 1999, Partnership capital increased 129.8% from $33,718,000 (proceeds from offering) to $77,481,577. This increase was primarily attributable to the additional sales of 47,112.9932 Units totaling $47,360,000, partially offset by a net loss from operations of $2,217,713 coupled with the redemption of 1,403.9670 Units resulting in an outflow of $1,378,710 for the period ended September 30, 1999. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.
                                   11

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 1.1% from $986.85 to $975.51. The Partnership experienced a net trading loss before brokerage commissions and related fees in the period ended September 30, 1999 of $78,105. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by gains in energy, metals and softs. The partnership commenced trading operations on February 2, 1999, and as a result, comparative information is not available.

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

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended September 30, 1999 and the period from June 15, 1998 (date the Partnership was organized) to September 30, 1999 resulted in an incentive fee accrual of $102,198 and $260,483, respectively, payable March 31, 2000.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $77,481,577.

                          September 30, 1999
                             (Unaudited)
                                              % of Total
Market Sector               Value at Risk    Capitalization

Currencies
   OTC Contracts               $1,119,897      1.45%
   Exchange Traded Contracts      515,812      0.67%
Energy                            805,500      1.04%
Grains                            116,200      0.15%
Interest rate U.S.                400,080      0.52%
Interest rate Non-U.S           1,788,195      2.31%
Metals                            990,900      1.28%
Softs                             163,100      0.20%
Indices                         1,040,116      1.34%
                               ----------      -----
Total                          $6,939,800      8.96%
                                =========      =====

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

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


Item 2.   Changes in Securities and Use of Proceeds -

               The Partnership continues to offer units at the net asset value per Unit as of the end of each quarter. For the three months ended September 30, 1999, there were additional sales of 23,854.0407 Units totaling $23,475,000 and contributions by the General Partner representing 243.8752 Unit equivalents totaling $240,000.

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


By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President

Date:      11/12/99


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      11/12/99


By        /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date: 11/12/99