Form 10-Q/A
period 1999-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 1999-11-19
CIK 1068237

PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

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

Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders - None
Item 5.   Other Information - None
Item 6.   (a) Exhibits - None
          (b) Reports on Form 8-K - None
                              16