Form 10-K
period 1999-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2000-03-29
CIK 1068237

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

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

                                                        Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $89,227,994 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.

         (a) General  development  of  business.  Salomon  Smith  Barney  Global
Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York, on June 15, 1998 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. A total of 100,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 1999 are reported in The Statement of Partners' Capital on page F-6 under "Item 8. Financial Statement and Supplementary Data". A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,380 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $338,000 to the Partnership's trading account on February 2, 1999 when the Partnership commenced trading.
         The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur:
December 31, 2018; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     As of December 31, 1999, all commodity trading decisions are made for the Partnership by Campbell & Company,Inc. ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.

         Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that Eagle's management fee will be reduced by Eagle's pro rata share of customary and routine administrative expenses of the Partnership) allocated to each Advisor as of the end of each month and (ii) an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, except Eagle, which will receive an incentive fee of 23% of New Trading Profits, earned by each Advisor for the Partnership.
         The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership will pay SSB (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid SSB brokerage commissions at $54 per round turn for transactions entered into by Campbell. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the

Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net loss from operations for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 is set forth under "Item 6. Select Financial Data". Partnership's capital as of December 31, 1999, was $87,129,455.
         (c)      Narrative description of business.
                  See Paragraphs (a) and (b) above.
                  (i) through (x) - Not applicable.
                  (xi) through (xii) - Not applicable.
                  (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.

Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
                  There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities.
         Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.
         In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.

         In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dismissing the complaint.
         In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.

         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB. Item 4. Submission of Matters to a Vote of Security Holders. There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5.   Market for Registrant's Common Equity and Related
          Security Holder Matters.
     (a) Market Information. The Partnership has issued no stock. There is no established public market for the Units of Limited Partnership Interest.
     (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 1999 was 2,518.
     (c) Distribution. The Partnership did not declare a distribution in 1999 and 1998.
     (d) Use of Proceeds. For the period ended December 31, 1999, there were additional sales of 60,121.0615 Units totaling $59,480,000 and contributions by the General Partner representing 603.9704 Unit equivalents totaling $598,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on February 2, 1999. Realized and unrealized trading losses, interest income, net loss and decrease in net asset value per Unit for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 and total assets at December 31, 1999 and 1998 were as follows:
                                                1999                    1998
                                            -------------           ------------
Realized and unrealized trading
 losses net of brokerage
 Commissions and clearing fees
 of $3,196,873                              $(3,647,829)              $  -0-

Interest income                               2,047,606                  -0-
                                             =============             =========
Net loss                                    $(3,911,911)              $  -0-
                                            =============             =========

Decrease in net asset
 Value per Unit                                 $(48.61)              $  -0-
                                                =========             =========

Total assets                                $89,065,209               $ 2,000
                                            =============             =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2)  The   Partnership   diversifies   its   positions   among  various
commodities.
         (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
         (4) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.
         (5) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (6) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

         (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements).

         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2018; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify.

Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
         No forecast can be made as to the level of redemptions in any given period. Beginning at the end of six full months after trading commences August 31, 1999, a Limited Partner may cause all or some of his Units to be redeemed by the Partnership at the Redemption Net Asset Value thereof as of the last day of each month, ending at least three months after such Units have been issued, on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 1999, 2,862.0307 Units were redeemed totaling $2,754,634. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of Redemption Net Asset Value.
         Offering and organization expenses of approximately $700,000, relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank).

         As of December 31, 1999, $297,315 of these costs have been reimbursed to SSB, by the Partnership.
         In addition, the Partnership has recorded interest expense of $40,947, for the period ended December 31, 1999, which is included in other expenses.
         The remaining deferred liability for these costs due to SSB of $402,685 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.
         The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each quarter. For the year ended December 31, 1999, there were additional sales of 60,121.0615 Units totaling $59,480,000 and contributions by the General Partner representing 603.9704 Unit equivalents totaling $598,000.
         (c)      Results of Operations.
         For the period from February 2, 1999 (commencement of trading operations) to December 31, 1999, the net asset value per Unit decreased 4.9% from $1,000 to $951.39. There were no operations for the year ended December 31, 1998.
         The Partnership experienced net trading losses of $450,956 before commissions and expenses for the year ended December 31, 1999. These losses were primarily attributable to the trading of commodity futures in currencies, metals, livestock, softs and non-U.S. interest rates and were partially offset by gains recognized in the trading of commodity futures in indices, grains, U.S. interest rates and energy.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
         (d)      Operational Risk
         The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.

Risk of Computer System Failure (Year 2000 Issue)
         SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
         Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.
         The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.
                  The expenditures and the General Partner's resources dedicated to the preparation for Year 2000 did not have a material impact on the operation or results of the Partnership.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

         (e)      New Accounting Pronouncements
         The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Quantifying the Partnership's Trading Value at Risk
                  The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized and unrealized).
         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $87,129,455.

                                December 31, 1999

                                                                         Year to Date
                                                  % of Total         High           Low
Market Sector                 Value at Risk     Capitalization   Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------

Currencies
- OTC Contracts                  $ 558,527           0.64%        $1,002,296     $  984,599
- Exchange Traded Contracts        822,857           0.94%         1,021,552        334,359
Energy                             573,400           0.66%         1,312,030        710,300
Grains                             185,580           0.21%           245,800        104,800
Interest rates U.S.                596,952           0.69%         1,006,783        367,400
Interest rates Non-U.S.          1,576,125           1.81%         2,040,413      1,217,949
Metals                             747,900           0.86%         1,004,400        438,150
Softs                              149,600           0.18%           185,450         47,200
Livestock                           12,000           0.01%            32,800          1,800
Indices                          1,787,970           2.05%         2,717,417        724,053
                                ----------          ------

Total                           $7,010,911           8.05%
                                ==========          ======


There was no trading in the year ended December 31, 1998.

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
                  The following qualitative disclosures regarding the Partnership's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

         The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1999, the Partnership's primary exposures were in the Financial Times (England), Nikkei (Japan) and SFE (Australian) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisor has from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Qualitative Disclosures Regarding Non-Trading RiskExposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The

General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.   Financial Statements and Supplementary Data.




            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                 Number

                  Oath or Affirmation                              F-2

                  Report of Independent Accountants.               F-3

                  Financial Statements:
                  Statement of Financial Condition at
                  December 31, 1999 and 1998.                      F-4

                  Statement of Income and Expenses for
                  the period from February 2,1999
                  (commencement of trading operations)
                  to December 31, 1999.                            F-5

                  Statement of Partners' Capital for
                  the period from June 15, 1998
                  (date Partnership was organized) to
                  December 31, 1999.                               F-6

                  Notes to Financial Statements.                F-7 - F-11

                                    Continued

                           To The Limited Partners of
            Salomon Smith Barney Global Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Salomon Smith Barney
     Global Diversified Futures Fund L.P.

Smith Barney Futures Management LLC
390 Greenwich Street
1st Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Salomon Smith Barney Global Diversified Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Salomon Smith Barney Global Diversified Futures Fund L.P. at December 31, 1999 and 1998 and the results of its operations for the period from June 15, 1998 (date Partnership was organized) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 1999 and 1998

                                                                                1999                1998
   Assets:
   Equity in commodity futures trading account:
       Cash (Note 3c)                                                         $85,369,042             $2,000
       Net unrealized appreciation on open futures contracts                    3,293,682                 --
       Commodity options owned, at market value (cost $242,328)                   105,484                 --
                                                                         ---------------     ---------------
                                                                               88,768,208              2,000
   Interest receivable                                                            297,001                 --
                                                                              $89,065,209             $2,000
                                                                          ---------------     --------------
                                                                          ---------------     --------------



   Liabilities and Partners' Capital:
   Liabilities:
     Accrued expenses:
      Commissions                                                               $411,280            $     --
      Management fees                                                            147,997                  --
      Incentive fees                                                             213,409                  --
      Professional fees                                                          173,740                  --
      Other                                                                       30,222                  --
    Due SSB (Note 6)                                                             434,877                  --
    Redemptions Payable (Note 5)                                                 565,176                  --
                                                                         ---------------     ---------------
                                                                               1,976,701                  --
   Partners' capital (Notes 1 and 7):
     General Partner, 941.9704 and 1 Unit equivalent outstanding
      in 1999 and 1998, respectively                                             895,767               1,000
     Limited Partners, 90,639.0308 and 1 Unit of Limited Partnership
      Interest outstanding in 1999 and 1998, respectively                     86,192,741               1,000
                                                                         ---------------     ---------------
                                                                              87,088,508               2,000
                                                                         ---------------     ---------------
                                                                             $89,065,209              $2,000
                                                                          ---------------     --------------
                                                                          ---------------     --------------


                See notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statement of Income and Expenses
                      for the period from February 2, 1999
                      (commencement of trading operations)
                              to December 31, 1999


                                                                       1999
Income:
  Net loss on trading of commodity interests:
   Realized losses on closed positions                              $(3,607,794)
   Change in unrealized gain on open positions                        3,156,838
                                                                  -------------
                                                                       (450,956)
  Less, Brokerage commissions including
   clearing fees of $87,226 (Note 3c)                                (3,196,873)
                                                                  -------------
  Net realized and unrealized losses                                 (3,647,829)
   Interest income (Notes 3c)                                         2,047,606
                                                                  -------------
                                                                     (1,600,223)
                                                                  -------------
 Expenses:
   Management fees (Note 3b)                                          1,119,609
   Incentive fees (Note 3b)                                             213,409
   Professional fees                                                    235,716
   Other expenses                                                        83,901
                                                                  -------------
                                                                      1,652,635
                                                                  -------------
 Net loss                                                           $(3,252,858)
                                                                  -------------
                                                                  -------------
Net loss per Unit of Limited Partnership Interest and
  General Partner Unit equivalent (Notes 1 and 7)                   $    (28.29)
                                                                  -------------
                                                                  -------------


 See notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                         Statement of Partners' Capital
                        for the period from June 15, 1998
                        (date Partnership was organized)
                              to December 31, 1999



                                                         Limited            General
                                                        Partners            Partner            Total
Initial capital contributions                               $1,000              $1,000            $2,000
Proceeds from offering of 33,379 Units of Limited
  Partnership Interest and General Partner's
  contribution representing 337 Unit equivalents
  (Note 1)                                              33,379,000             337,000        33,716,000
Offering and organization costs (Note 6)                  (693,000)             (7,000)         (700,000)
                                                    --------------      --------------   ---------------
Opening Partnership capital for operations              32,687,000             331,000        33,018,000
Net loss                                                (3,219,625)            (33,233)       (3,252,858)
Sale of 60,121.0615 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 603.9704 Unit equivalents                59,480,000             598,000        60,078,000
Redemption of 2,862.0307 Units of Limited
  Partnership Interest                                  (2,754,634)                 --        (2,754,634)
                                                   ---------------      --------------   ---------------
Partners' capital at December 31, 1999                 $86,192,741            $895,767       $87,088,508
                                                   ---------------     ---------------    --------------
                                                   ---------------     ---------------    --------------





      See notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                          Notes to Financial Statements


1.  Partnership Organization:

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

    Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,380 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading.

    Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

    The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

    The Partnership will be liquidated upon the first to occur of the following:
    December 31, 2018; the net asset value of a Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. The partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
       (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the fund writes an option, the premium received is recorded as a liability in the statement of financial condition and marked to market daily. When the fund purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

    c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    d. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

       The  General  Partner   administers  the  business  and  affairs  of  the
       Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreement:

       The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Campbell & Company, Inc. ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhard") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except for Eagle, which will receive an incentive fee of 23% of New Trading Profits.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, as defined, allocated to the Advisors, in lieu of brokerage commissions on a per trade basis. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid SSB brokerage commissions at $54 per round turn for transactions entered into by Campbell. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1999, the amount of cash held for margin requirements was $7,885,066. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests, owned by the Partnership, are held for trading purposes. The average fair value during the period ended December 31, 1999, based on a monthly calculation was $1,447,941. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1999, was $3,399,166, as detailed below.

                                                Fair Value
                                               December 31,
                                                   1999
                                               ------------
        Currencies:
          -Exchange Traded Contracts              $286,131
          -OTC Contracts                          (383,900)
        Energy                                     276,537
        Grains                                     (14,942)
        Interest Rates U.S.                        803,746
        Interest Rates Non-U.S.                    306,279
        Livestock                                  (10,200)
        Metals                                     594,978
        Softs                                        1,657
        Indices                                  1,538,880
                                              ------------
        Total                                   $3,399,166
                                               ------------
                                               ------------

5.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Unit. There is no fee charged to limited partners in connection with redemptions.

6.  Offering and Organization Costs:

    Offering and organization expenses of approximately $700,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank).

    As of December 31, 1999, $297,315 of these costs have been reimbursed to SSB, by the Partnership.

    In addition, the Partnership has recorded interest expense of $40,947, for the period ended December 31, 1999 which is included in other expenses.

    The remaining deferred liability for these costs due to SSB of $402,685 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

  7.   Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 were as follows:


                                                        1999
                                                   ------------
    Net realized and unrealized loss                    $(43.11)
    Interest income                                       32.26
    Expenses                                             (17.44)
                                                   ------------
    Decrease for period                                  (28.29)
    Net asset value per Unit, beginning of period      1,000.00
    Offering and organization cost adjustment            (20.76)
                                                   ------------
    Net asset value per Unit, end of period             $950.95
                                                    ------------

                                                    ------------
    Redemption value per Unit, end of period*           $956.34
                                                    ------------
                                                    ------------

    *For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

8.  Financial Instrument Risks:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

    Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.  Subsequent Events:

    On January 1, 2000 there were additional sales of 4,516.1762 Units totaling $4,319,000 and contributions by the General Partner representing 125.4784 unit equivalents totaling $120,000. On January 31, 2000 there were additional redemptions of 1,234.5566 Units totaling $1,179,644.

10.  New Accounting Pronouncements:
    The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
              During the last fiscal year and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
                  The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions will be made by the Advisors.
Item 11. Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $3,196,873 were paid for the year ended December 31, 1999. Management fees and incentive fees of $1,119,609 and $213,409, respectively, were paid or payable to the Advisors for the year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
            (a). Security ownership of certain beneficial owners.

As of March 1, 2000, two beneficial owners who are neither a director nor executive officer own more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title             Name and Address of        Amount and Nature of     Percent of
of Class          Beneficial Owner           Beneficial Ownership       Class
--------          ---------------------      --------------------     ----------
Units of          Greenawn LLC                8,855.7783 Units            9.7%
Limited           927 Fifth Ave.
Partnership       New York, N.Y. 10021
Interest

Units of          Mel D. Blumenthal &         7,860.3164 Units            8.6%
Limited           Paulette Blumenthal
Partnership       Family Trust
Interest          2184 Mandeville Canyon Rd.
                  Los Angeles, Ca 90094

         (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 941.9704 Units of Limited Partnership Interest (1.03%) as of December 31, 1999.
         (c).  Changes in control.   None.
Item 13.  Certain Relationship and Related Transactions.
         Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1)  Financial Statements:
                          Statement of Financial Condition at December 31, 1999 and 1998.
                          Statement of Income and Expenses for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999. Statement of Partners' Capital for the period from June 15, 1998 (date Partnership was organized to December 31, 1999.
             (2)  Financial Statement Schedules: Financial Data
                         Schedule for the year ended December 31, 1999 and 1998.
             (3)  Exhibits:
               3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-61961 and incorporated herein by reference).
               3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on June 15, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

               10.1-Customer  Agreement  between  the  Partnership  and  Salomon
                    Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
               10.3-Escrow  Instructions  relating  to  escrow  of  subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
               10.5-Management  Agreement  among the  Partnership,  the  General
                    Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
               10.6-Management  Agreement  among the  Partnership,  the  General
                    Partner and Eagle Trading  Systems,  Inc.  (filed as Exhibit
                    10.6 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
               10.7-Management  Agreement  among the  Partnership,  the  General
                    Partner and Eckhardt Trading Company (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

               10.8-Management  Agreement  among the  Partnership,  the  General
                    Partner and Rabar Market Research (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
               10.9-Letter  extending  Management  Agreements  with  Campbell  &
                    Company, Inc., Eagle Trading Systems, Inc., Eckhardt Trading Company and Rabar Market Research (filed herein).
          (b)     Reports on 8-K:   None Filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P.


By:      Smith Barney Futures Management LLC
         (General Partner)



By       /s/  David J. Vogel
         David J. Vogel, President & Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                          /s/ Jack H. Lehman III
David J. Vogel                              Jack H. Lehman III
Director, Principal Executive               Chairman and Director
Officer and President



/s/ Michael R. Schaefer                     /s/  Daniel A. Dantuono
Michael R. Schaefer                         Daniel A. Dantuono
Director                                    Treasurer, Chief Financial
Officer and Director



/s/ Daniel R. McAuliffe, Jr.                /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                    Steve J. Keltz
Director                                    Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director