Form 10-Q
period 2000-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2000-08-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number 333-61961

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                13-4015586
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)
        ----------------------------------------------------------------


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

              Item 1.      Financial Statements:

                           Statement of Financial Condition
                           at June 30, 2000 and December 31,
                           1999 (unaudited).                               3

                           Statement  of  Income  and  Expenses
                           and   Partners' Capital for the three
                           months ended June 30, 2000 and
                           1999,  the six months ended June 30,
                           2000 and for the period from February
                           2, 1999 (commencement of trading
                           operations) to June 30,
                           1999 (unaudited).                               4

                           Notes to Financial Statements
                           (unaudited)                                   5 - 9

              Item 2.      Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                    10 - 11

              Item 3.      Quantitative and Qualitative
                           Disclosures of Market Risk                   12 - 13

PART II - Other Information                                             14 - 17

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


           SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)



                                                     JUNE 30,                   DECEMBER 31,
                                                       2000                         1999
                                                 ------------------          --------------------
                                                 ------------------          --------------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                                $ 62,627,749                  $ 85,369,042
  Net unrealized appreciation
   on open futures contracts                               570,508                     3,293,682
Commodity options owned, at market value
  (cost $0 and $242,328  in 2000
  and 1999, respectively)                                        -                       105,484
                                                 ------------------          --------------------
                                                        63,198,257                    88,768,208

Interest receivable                                        212,094                       297,001
                                                 ------------------          --------------------

                                                      $ 63,410,351                  $ 89,065,209
                                                 ==================          ====================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                            $ 280,529                     $ 411,280
  Management fees                                          103,126                       147,997
  Incentive fees                                                 -                       213,409
  Professional Fees                                              -                             -
  Other                                                     94,671                       203,962
  Due to SSB                                               250,155                       434,877
Redemptions                                              1,887,270                       565,176
                                                 ------------------          --------------------
                                                         2,615,751                     1,976,701

Partners' Capital:

General Partner, 1,067.4488 and 941.9704 Unit
   equivalents outstanding in 2000 and
   1999, respectively                                      952,026                       895,767
Limited Partners, 67,097.5492 and 90,639.0308
   Units of Limited Partnership Interest
   outstanding in 2000 and 1999, respectively           59,842,574                    86,192,741
                                                 ------------------          --------------------


                                                        60,794,600                    87,088,508
                                                 ------------------          --------------------


                                                      $ 63,410,351                  $ 89,065,209
                                                 ==================          ====================


See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                                       PERIOD FROM
                                                                                                     FEBRUARY 2, 1999,
                                                                                                     (COMMEMCEMENT OF
                                                                                                    TRADING OPERATIONS)
                                                     THREE MONTHS ENDED          SIX MONTHS ENDED            TO
                                                          JUNE 30,                   JUNE 30,             JUNE 30,
                                                 --------------  -------------  ------------------   ------------------
                                                     2000            1999            2000                   1999

                                                 --------------  -------------  ------------------   ------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized losses on closed positions             $ (1,854,578)  $ (1,130,692)       $ (1,537,858)        $ (1,616,178)
  Change in unrealized gains (losses) on open
   positions                                           149,506      1,102,620          (2,586,330)           1,946,310

                                                 --------------  -------------  ------------------   ------------------

                                                    (1,705,072)       (28,072)         (4,124,188)             330,132
Less, brokerage commissions including clearing
 feesof $26,370, $22,197 and $59,955,
 $30,122, respectively                              (1,025,886)      (718,610)         (2,320,429)          (1,049,382)

                                                 --------------  -------------  ------------------   ------------------

  Net realized and unrealized losses                (2,730,958)      (746,682)         (6,444,617)            (719,250)
  Interest income                                      759,287        426,122           1,687,064              617,244

                                                 --------------  -------------  ------------------   ------------------

                                                    (1,971,671)      (320,560)         (4,757,553)            (102,006)

                                                 --------------  -------------  ------------------   ------------------


Expenses:
  Management fees                                      346,484        242,398             791,200              348,439
  Other expenses                                        11,841         40,451              62,162              767,106
  Incentive fees                                             -        114,175             (62,088)             158,285

                                                 --------------  -------------  ------------------   ------------------

                                                       358,325        397,024             791,274            1,273,830

                                                 --------------  -------------  ------------------   ------------------

  Net loss                                          (2,329,996)      (717,584)         (5,548,827)          (1,375,836)

 Additions - Limited Partner                         1,612,000     23,407,000           5,931,000           23,407,000
           - General Partner                                 -        238,000             120,000              238,000

Redemptions -Limited Partner                       (23,415,878)           -           (26,796,081)                   -

                                                 --------------  -------------  ------------------   ------------------

  Net increase (decrease) in Partners' capital     (24,133,874)    22,927,416         (26,293,908)          22,269,164

Partners' capital, beginning of period              84,928,474     33,059,748          87,088,508           33,718,000
                                                 --------------  -------------  ------------------   ------------------

Partners' capital, end of period                  $ 60,794,600   $ 55,987,164        $ 60,794,600         $ 55,987,164
                                                 --------------  -------------  ------------------   ------------------

Net asset value per Unit
  (68,164.9980 and 56,733.0774 units outstanding
    at June 30, 2000 and 1999, respectively           $ 891.87       $ 986.85            $ 891.87             $ 986.85
                                                 --------------  -------------  ------------------   ------------------

Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $ (25.00)      $   6.37            $ (59.08)            $ (13.15)
                                                 --------------  -------------  ------------------   ------------------


Redemption net asset value per Unit                   $ 895.11       $ 996.55            $ 895.11             $ 996.55
                                                 --------------  -------------  ------------------   ------------------


See Notes to Financial Statements
                                        4

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)
1. General:

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

            Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,380 Units of limited partnership interest and 337 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading.

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and the period from February 2, 1999 (commencement of trading operations) to June 30, 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and the period from February 2, 1999, (commencement of trading operations) to June 30, 1999 were as follows:


                                                                                                            PERIOD FROM
                                                                                                          FEBRUARY 2, 1999
                                                                                                          (COMMENCEMENT OF
                                             THREE-MONTHS ENDED                      SIX-MONTHS          TRADING OPERATIONS)
                                                  JUNE 30,                              ENDED                     TO
                                          2000                    1999              JUNE 30, 2000            JUNE 30, 1999
                                     --------------          -------------          -------------         ----------------

Net realized and unrealized
 gains(losses)                         $(37.48)               $  0.53                 $(77.45)               $    1.34
Interest income                          10.72                   8.68                   20.61                    14.35
Expenses                                 (5.06)                (10.20)                  (9.61)                  (36.20)
Other                                     6.82                   7.36                    7.37                     7.36
                                       --------               --------                ---------              ---------

Increase(decrease) for period           (25.00)                  6.37                  (59.08)                  (13.15)

Net Asset Value per Unit,
  beginning of period                   916.87                 980.48                  950.95                 1,000.00
                                       --------               --------                --------               ---------

Net Asset Value per Unit,
  end of period                        $891.87                $986.85                 $891.87                $  986.85
                                       ========               ========                ========               =========

Redemption Net Asset Value
 Per Unit  *                           $895.11                $996.55                 $895.11                $  996.55
                                       ========               ========                ========               =========


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

        As of June 30, 2000, $449,845 of these costs have been reimbursed to SSB, by the Partnership.

        In addition, the Partnership has recorded interest expense of $54,572, through June 30, 2000 which is included in other expenses.

        The remaining deferred liability for these costs due to SSB of $250,155 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

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

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $2,538,073 and $1,447,941, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $570,508 and $3,399,166, respectively, as detailed below.

                                                    Fair Value
                                            June 30,            December 31,
                                             2000                   1999
                                       -------------            ------------
Currency:
 - Exchange Traded Contracts             $(132,272)              $ 286,131
 - OTC Contracts                           135,324                 (383,900)
Energy                                     965,953                  276,537
Grains                                       6,720                  (14,942)
Interest Rates U.S.                        167,463                  803,746
Interest Rates Non-U.S.                      6,350                  306,279
Livestock                                   (3,480)                 (10,200)
Metals                                    (552,488)                 594,978
Softs                                      (12,505)                   1,657
Indices                                    (10,557)               1,538,880
                                         ----------              ----------

Total                                    $ 570,508               $3,399,166
                                         ==========              ==========

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2000.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 2000, Partnership capital decreased 30.2% from $87,088,508 to $60,794,600. This decrease was attributable to the redemption of 29,807.5872 Units resulting in an outflow of $26,796,081 coupled with net loss from operation of $5,548,827 which was partially offset by the additional sales of 6,391.5840 Units totaling $6,051,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

        During the Partnership's second quarter of 2000, the net asset value per Unit decreased 2.7% from $916.87 to $891.87 as compared to an increase of 0.6% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $1,705,072. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, softs and livestock. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 1999 of $28,072. Losses were primarily attributable to the trading of commodity future in currencies, livestock, metals, softs, and energy and were partially offset by gains in indices, grains, U.S. and non-U.S. interest rates.

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

        Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 2000 increased by $333,165 and $1,069,820, respectively, as compared to the corresponding periods in 1999. The increase in interest income is primarily due to the effect of additions on the Partnership's equity maintained in cash.

        Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2000 increased by $307,276 and $1,271,047, respectively, as compared to the corresponding periods in 1999.

        Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2000 increased by $104,086 and 442,761, respectively, as compared to the corresponding periods in 1999.

        Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 3, 2000 resulted in incentive fees of $0 and $(62,088). Trading performance for the three and six months ended June 30, 1999 resulted in an incentive fee accrual of $114,175 and $158,285, respectively.

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

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was approximately $60,794,600. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                  June 30, 2000
                                   (Unaudited)

                                                                     Year to Date
                                              % of Total         High            Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
-------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts    $  184,945          0.30%        $1,124,041    $  184,945
 - OTC Contracts                   969,400          1.59%         1,664,379       558,527
Energy                             911,100          1.50%         1,456,600       296,350
Grains                              22,100          0.04%           386,550        22,100
Interest Rates U.S.                423,825          0.70%         1,400,289       152,800
Interest Rates Non-U.S.          1,587,856          2.61%         3,502,840     1,143,140
Livestock                            2,800          0.00%            35,700         2,800
Metals                             192,875          0.32%           946,825       175,625
Softs                              129,500          0.21%           259,150        71,500
Indices                           733,556           1.21%         2,341,542       448,309
                               -----------         ------

Total                          $5,157,957           8.48%
                               ===========         ======


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S.
Supreme Court reserved its decision, and has not yet released its opinion.


Item 2.  Changes in Securities and Use of Proceeds -

                  The public offering of Units terminated on April 1, 2000. For the six months ended June 30, 2000, there were additional sales of 6,266.1056 Units totaling $5,931,000 and contributions by the General Partner representing 125.4784 Unit equivalents totaling $120,000.

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

Date:    8/14/00


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:    8/14/00


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date: 8/14/00