Form 10-Q
period 2000-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2000-11-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

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

                       Statement of Financial Condition
                       at September 30, 2000 and December 31,
                       1999 (unaudited).                                3

                       Statement of Income and Expenses
                       and Partners' Capital for the three
                       months ended September 30, 2000 and
                       1999, the nine months ended September
                       30, 2000 and for the period from
                       February 2, 1999 (commencement
                       of trading operations) to September
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

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2000              1999
                                                 ------------       ------------

ASSETS:

Equity in commodity futures
trading account:
Cash                                             $ 56,602,126       $ 85,369,042
Net unrealized appreciation
(depreciation) on open contracts                     (820,951)         3,293,682
Commodity options owned, at market
value (cost $0 and $242,328
in 2000 and 1999, respectively)                             -            105,484
                                                 ------------       ------------
                                                   55,781,175         88,768,208

Interest receivable                                   225,422            297,001

                                                 ------------       ------------
                                                 $ 56,006,597       $ 89,065,209

                                                 ============       ============
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Accrued expenses:
Commissions                                      $    247,756       $    411,280
Management fees                                        90,930            147,997
Incentive fees                                              -            213,409
Other                                                  84,390            203,962
Due to SSB                                            159,414            434,877
Redemptions                                           746,022            565,176
                                                 ------------       ------------
                                                    1,328,512          1,976,701

                                                 ------------       ------------
Partners' Capital:

General Partner, 1,067.4488 and
941.9704 Unit equivalents
outstanding in 2000 and 1999,
respectively                                          938,885            895,767
Limited Partners, 61,097.5609 and
90,639.0308 Units of Limited
Partnership Interest outstanding
in 2000 and 1999, respectively                     53,739,200         86,192,741

                                                 ------------       ------------

                                                   54,678,085         87,088,508

                                                 ------------       ------------

                                                 $ 56,006,597       $ 89,065,209

                                                 ============       ============

See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                             PERIOD FROM
                                                                                           FEBRUARY 2, 1999,
                                                                                           (COMMEMCEMENT OF
                                                                             NINE MONTHS  TRADING OPERATIONS)
                                                      THREE MONTHS ENDED        ENDED             TO
                                                         SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,
                                                  -------------------------   -----------    -------------
                                                       2000        1999         2000            1999

                                                  ------------   ----------   -----------    -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions     $ 1,058,031    $  45,711    $ (479,827)    $ (1,570,469)
  Change in unrealized gains (losses) on open
   positions                                       (1,391,459)    (123,816)   (3,977,789)       1,822,496

                                                  ------------   ----------   -----------    -------------

                                                     (333,428)     (78,105)   (4,457,616)         252,027
Less, brokerage commissions including
  clearing fees of $19,630, $30,083,
  $79,585 and $60,205, respectively                  (850,347)    (911,375)   (3,170,776)      (1,960,757)
                                                  ------------   ----------   -----------    -------------


  Net realized and unrealized losses               (1,183,775)    (989,480)   (7,628,392)      (1,708,730)
  Interest income                                     700,581      647,439     2,387,645        1,264,683
                                                  ------------   ----------   -----------    -------------


                                                     (483,194)    (342,041)   (5,240,747)        (444,047)
                                                  ------------   ----------   -----------    -------------


Expenses:
  Management fees                                     292,098      356,690     1,083,298          705,129
  Other                                                13,948       51,877        76,110          139,693
  Incentive fees                                            -      102,198       (62,088)         260,483
                                                  ------------   ----------   -----------    -------------

                                                      306,046      510,765     1,097,320        1,105,305
                                                  ------------   ----------   -----------    -------------


  Net loss                                           (789,240)    (852,806)   (6,338,067)      (1,549,352)

 Additions - Limited Partners                               -   23,475,000     5,931,000       46,882,000
                -  General Partner                          -      240,000       120,000          478,000

  Redemptions - Limited Partners                   (5,327,275)  (1,378,710)  (32,123,356)      (1,378,710)
                                                 ------------   ----------   -----------    -------------


  Net increase (decrease) in Partners' capital     (6,116,515)  21,483,484   (32,410,423)      44,431,938

Proceeds from offering -Limited Partners                    -            -             -       33,380,000
                       -General Partner                     -            -             -          338,000
Offering and Organization costs                             -            -             -         (700,000)

Partners' capital, beginning of period             60,794,600   55,966,454    87,088,508                -
                                                 ------------   ----------   -----------    -------------


Partners' capital, end of period                 $ 54,678,085 $ 77,449,938  $ 54,678,085     $ 77,449,938
                                                 ------------   ----------   -----------    -------------

Net asset value per Unit
  (62,165.0097 and 79,427.0262 Units outstanding
  at September 30, 2000 and 1999, respectively)      $ 879.56     $ 975.12      $ 879.56         $ 975.12
                                                 ------------   ----------   -----------    -------------

Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent       $ (12.31)    $ (11.37)     $ (71.39)         $ (4.12)
                                                 ------------   ----------   -----------    -------------

Redemption net asset value per Unit                  $ 881.63     $ 981.27      $ 881.63         $ 981.27
                                                 ------------   ----------   -----------    -------------



See Notes to Financial Statements
                                        4

          Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Notes to Financial Statements
                              September 30, 2000
                                 (Unaudited)
1.    General:

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

          Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,380 Units of limited partnership interest and 337 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading. The Public offering of Units terminated on April 1, 2000.

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three months ended September 30, 2000 and 1999, the nine months ended September 30, 2000 and the period from February 2, 1999 (commencement of trading operations) to September 30, 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

          Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Notes to Financial Statements
                              September 30, 2000
                                 (Unaudited)
                                 (Continued)



      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

2.  Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended September 30, 2000 and 1999, the nine months ended September 30, 2000 and the period from February 2, 1999, (commencement of trading operations) to September 30, 1999 were as follows:


                                                                                                  PERIOD FROM
                                                                                                FEBRUARY 2, 1999
                                                                                                (COMMENCEMENT OF
                                           THREE-MONTHS ENDED              NINE-MONTHS          TRADING OPERATIONS)
                                              SEPTEMBER 30,                   ENDED                        TO
                                         2000             1999          SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                    -------------     ------------      ------------------      ------------------
Net realized and unrealized
 losses                                   $(18.50)      $(16.34)               $(95.95)              $  (15.00)
Interest income                             11.04          8.99                  31.65                   23.34
Expenses                                    (4.85)        (6.88)                (14.46)                 (22.83)
Other                                        -             2.86                   7.37                   10.37
                                          --------      --------               --------              ---------

Decrease for period                        (12.31)       (11.37)                (71.39)                  (4.12)
Net Asset Value per Unit,
  beginning of period                      891.87        986.49                 950.95                1,000.00
                                          --------      --------               --------              ---------

Offering & Organization Cost
 Adjustment                                  -0-           -0-                    -0-                   (20.76)
                                          --------      --------               --------               ----------

Net Asset Value per Unit,
  end of period                           $879.56       $975.12                $879.56               $  975.12
                                          ========      ========               ========              =========

Redemption Net Asset Value
 Per Unit  *                              $881.63       $981.27                $881.63               $  981.27
                                          ========      ========               ========              =========

*For the purpose of a redemption, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit. (see note 3)

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

3.   Offering and Organization Costs:

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

      As of September 30, 2000, $450,586 of these costs have been reimbursed to SSB, by the Partnership.

     In addition, the Partnership has recorded interest expense of $58,278, through September 30, 2000 which is included in other expenses.

      The remaining deferred liability for these costs due to SSB of $159,414 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

      All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $1,901,086 and $1,447,941, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(820,951) and $3,399,166, respectively, as detailed below.

                                                     Fair Value
                                          September 30,      December 31,
                                              2000              1999
                                           ----------        -----------
Currency:
 - Exchange Traded Contracts               $ (89,334)          $ 286,131
 - OTC Contracts                            (294,436)           (383,900)
Energy                                      (757,130)            276,537
Grains                                       (59,163)            (14,942)
Interest Rates U.S.                          446,596             803,746
Interest Rates Non-U.S.                       (5,843)            306,279
Livestock                                     15,480             (10,200)
Metals                                       (86,109)            594,978
Softs                                        (28,708)              1,657
Indices                                       37,696           1,538,880
                                           ----------         -----------

Total                                      $(820,951)         $3,399,166
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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

       The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2000.

       The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 2000, Partnership capital decreased 30.2% from $87,088,508 to $54,678,085. This decrease was attributable to the redemption of 35,807.5755 Units resulting in an outflow of $32,123,356 coupled with net loss from operation of $6,338,067 which was partially offset by the additional sales of 6,391.5840 Units totaling $6,051,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's third quarter of 2000, the net asset value per unit decreased 1.4% from $891.87 to $879.56 as compared to a decrease of 1.1% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $333,428. Losses were primarily attributable to the trading of commodity contracts in grains, non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, U.S. interest rates, energy and livestock. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 1999 of $78,105. Losses were primarily attributable to the trading of commodity contracts future in currencies, grains, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by gains in energy, metals and softs.

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

       Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 2000 increased by $53,142 and $1,122,962, respectively, as compared to the corresponding periods in 1999. The increase in interest income is primarily due to the effect of additions on the Partnership's equity maintained in cash as well as an increase in interest rates during the period.

       Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2000 decreased by $61,028 and for the nine months ended September 30, 2000 increased by $1,210,019, respectively, as compared to the corresponding periods in 1999.

       Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2000 decreased by $64,592 and for the nine months ended September 30, 2000 increased by $378,169, respectively, as compared to the corresponding periods in 1999.

      Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2000 resulted in incentive fees of $0 and $(62,088), respectively. Trading performance for the three and nine months ended September 30, 1999 resulted in an incentive fee accrual of $102,198 and $260,483, respectively.

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

      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was approximately $54,678,085. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                                                   Year to Date
                                                      % of Total              High                 Low
Market Sector                     Value at Risk       Capitalization      Value at Risk     Value at Risk
---------------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts         $  477,794             0.87%         $  1,124,041        $  150,110
 - OTC Contracts                      1,133,230             2.07%            1,664,379           558,527
Energy                                  820,400             1.50%            1,456,600           296,350
Grains                                   86,800             0.16%              386,550            22,100
Interest Rates U.S.                     809,100             1.48%            1,400,289           152,800
Interest Rates Non-U.S.               1,248,714             2.28%            3,502,840           990,069
Livestock                                22,400             0.04%               35,700               700
Metals                                  681,000             1.25%              946,825           143,475
Softs                                    60,000             0.11%              259,150            41,500
Indices                                 710,076             1.30%            2,341,542           448,309
                                    -----------            ------

Total                                $6,049,514            11.06%
                                    ===========            ======


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

         For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

Item 2.  Changes in Securities and Use of Proceeds -

         The public offering of Units terminated on April 1, 2000. For the nine months ended September 30, 2000, there were additional sales of 6,266.1056 Units totaling $5,931,000 and contributions by the General Partner representing 125.4784 Unit equivalents totaling $120,000.

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

Date:   11/14/00


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management LLC
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   11/14/00


By:    /s/ Daniel A. Dantuono
       Daniel A. Dantuono
       Chief Financial Officer and
       Director

Date: 11/14/00