Form 10-K
period 2000-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2001-03-29
CIK 1068237

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $58,230,029 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.
         (a) General  development  of  business.  Salomon  Smith  Barney  Global
Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York, on June 15, 1998 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
                A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $337,000 to the Partnership's trading account on February 2, 1999 when the Partnership commenced trading. Sales of additional Units and additional general partner contributions of Units for the periods ended December 31, 2000 and 1999, and redemptions of Units for the periods ended December 31, 2000 and 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statement and Supplementary Data". The public offering terminated on April 1, 2000.
         The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur:
December 31, 2018; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     As of December 31, 2000, all commodity trading decisions are made for the Partnership by Campbell & Company,Inc. ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the  Management  Agreements  (the  "Management

Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that Eagle's management fee will be reduced by Eagle's pro rata share of customary and routine administrative expenses of the Partnership) allocated to each Advisor as of the end of each month and (ii) an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, except Eagle, which is paid an incentive fee of 23% of New Trading Profits, earned by each Advisor for the Partnership.
         The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership will pay SSB (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid SSB brokerage commissions at $54 per round turn for transactions entered into by Campbell. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the year ended December 31, 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 is set forth under "Item 6. Select Financial Data". Partnership's capital as of December 31, 2000, was $60,030,519.
         (c) Narrative description of business.
             See Paragraphs (a) and (b) above.
            (i) through (x) - Not applicable.
            (xi) through (xii) - Not applicable.
            (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.

Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
          Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
          There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
          In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon

 Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.
          Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon

 Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.
          It November  1998,  a class action  complaint  was filed in the United

 States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.
          In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
          In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

          In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.
Item 4.  Submission of Matters to a Vote of Security Holders.
There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II
Item 5.        Market for Registrant's Common Equity and Related Security Holder
               Matters.
          (a) Market Information. The Partnership has issued no stock. There is no established public market for the Units of Limited Partnership Interest.
          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2000 was 2,147.

               (c) Distribution. The Partnership did not declare a distribution in 2000 and 1999.
               (d) Use of Proceeds. For the period ended December 31, 2000, there were additional sales of 6,266.1056 Units totaling $5,931,000 and contributions by the General Partner representing 125.4784 Unit equivalents totaling $120,000. For the period ended December 31, 1999, there were
                    additional      sales  of    60,121.0615   Units   totaling
                    $59,480,000 and contributions by the General Partner representing 603.9704 Unit equivalents totaling $598,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on February 2, 1999. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the year ended December 31, 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 and total assets at December 31, 2000 and 1999 were as follows:
                                                    2000               1999
                                               -------------       ------------
Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $4,029,150 and
 $3,196,873, respectively                       $    568,937       $ (3,647,829)
Interest income                                    3,075,979          2,047,606
                                                ------------       ------------
                                                $  3,644,916       $ (1,600,223)
                                                ============       ============
Net income (loss)                               $  1,661,004       $ (3,252,858)
                                                ============       ============
Increase (decrease) in net asset
 value per Unit                                 $      59.57       $     (49.05)
                                                ============       ============
Total assets                                    $ 61,705,880       $ 89,065,209
                                                ============       ============


Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open positions and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2)  The   Partnership   diversifies   its   positions   among  various
commodities.
         (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
          (4) The Partnership may  occasionally  accept delivery of a commodity.
Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.
         (5) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (6) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
         (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements).
         Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2018; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
         No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of his Units to be redeemed by the Partnership at the Redemption value per Unit thereof as of the last day of any month ending at least three months after such Units have been issued, on ten days' notice to the General Partner. No fee is charged for redemptions. For the year ended December 31, 2000, 38,567.0884 Units were redeemed totaling $34,769,993. For the year ended December 31, 1999, 2,862.0307 Units were redeemed totaling $2,754,634. Redemption/subscription value per Unit differs from net asset value per Unit calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of redemption/subscription value per Unit.
         Offering and organization expenses of approximately $700,000, relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by J. P. Morgan Chase & Co.).

     For the periods ended December 31, 2000 and 1999, $362,024 and $297,315, respectively, of these costs have been reimbursed to SSB, by the Partnership.
     In addition, the Partnership has recorded interest expense of $19,111 and $40,947, respectively, for the year ended December 31, 2000 and for the period ended December 31, 1999, which is included in other expenses.
     The remaining liability for these costs due to SSB of $40,661
(exclusive of interest charges) will not reduce redemption/subscription value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees.
     The Partnership's public offering terminated on April 1, 2000. For the year ended December 31, 2000, there were additional sales of 6,266.1056 Units totaling $5,931,000 and contributions by the General Partner representing
125.4784 Units equivalents totaling $120,000. For the year ended December 31, 1999, there were additional sales of 60,121.0615 Units totaling $59,480,000 and contributions by the General Partner representing 603.9704 Unit equivalents totaling $598,000.
         (c)       Results of Operations.
                   For the year ended December 31, 2000, the Net Asset Value per Unit increased 6.3% from $950.95 to $1,010.52. For the period from February 2, 1999 (commencement of trading operations) to December 31, 1999, the Net Asset

Value per Unit decreased 4.9% from $1,000 to $950.95. There were no operations for the year ended December 31, 1998.
                   The Partnership experienced net trading gains of $4,598,087 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading of currencies, energy products, U.S. and non- U.S. interest rates and livestock and were partially offset by losses recognized in grains, indices, metals and softs.
                   The Partnership experienced net trading losses of $450,956 before commissions and expenses for the year ended December 31, 1999. These losses were primarily attributable to the trading of currencies, metals, livestock, softs and non-U.S. interest rates and were partially offset by gains recognized in the trading of indices, grains, U.S. interest rates and energy products.
                  Commodity   markets   are   highly   volatile.   Broad   price
fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $60,030,519.
                                                     December 31, 2000

                                                                                   Year to Date
                                                                % of Total      High       Low
Market Sector                                 Value at Risk   Capitalization   Value at Risk
---------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts                     $  285,253        0.47%  $1,124,041     $  150,110
- OTC Contracts                                    502,070        0.84%   1,664,379        502,070
Energy                                             739,200        1.23%   1,456,600        240,000
Grains                                             219,530        0.37%     386,550         22,100
Interest rates U.S.                                677,900        1.13%   1,400,289        152,800
Interest rates Non-U.S                           2,498,304        4.16%   3,502,840        861,314
Metals (Exchange Traded and  OTC Contracts)        228,175        0.38%     946,825        143,475
Softs                                               22,600        0.04%     259,150         22,600
Livestock                                           15,120        0.02%      35,700            700
Indices                                            671,389        1.12%   2,341,542        448,309
                                                ----------     ----------
Total                                           $5,859,541        9.76%
                                                 ==========     ==========

As of December 31, 1999, the Partnership's total capitalization was $87,088,508.
                                           December 31, 1999

                                                                                Year to Date
                                                            % of Total      High           Low
Market Sector                            Value at Risk   Capitalization   Value at Risk  Value at Risk
------------------------------------------------------------------------------------------------------

Currencies
- Exchange Traded Contracts                    $  822,857        0.94%  $1,021,552     $  334,359
- OTC Contracts                                   558,527        0.64%   1,002,296        558,527
Energy                                            573,400        0.66%   1,312,030        142,600
Grains                                            185,580        0.21%     245,800        104,800
Interest rates U.S.                               596,952        0.69%   1,006,783        163,525
Interest rates Non-U.S                          1,576,125        1.81%   2,040,413        555,670
Metals (Exchange Traded and OTC Contracts)        747,900        0.86%   1,004,400        409,300
Softs                                             149,600        0.18%     185,450         38,100
Livestock                                          12,000        0.01%      32,800          1,600
Indices                                         1,787,970        2.05%   2,717,417        718,894
                                              ----------     ----------
Total                                          $7,010,911        8.05%
                                               ==========     ==========

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term.
Investors must be prepared to lose all or substantially all of their investment in the Partnership.
         The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.

         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/Swiss franc and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2000, the Partnership's primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (German) and SFE (Australian) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
Qualitative  Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Australian dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

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

Item 8.   Financial Statements and Supplementary Data.




            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             Number

Oath or Affirmation                                          F-2

Report of Independent Accountants                            F-3

Financial Statements:
Statement of Financial Condition at
December 31, 2000 and 1999                                   F-4

Statement  of Income  and  Expenses  for the year  ended
December 31, 2000 and for the period from February
2,1999 (commencement of trading operations)
to December 31, 1999                                         F-5

Statement  of  Partners'  Capital  for  the  year  ended
December  31, 2000 and for the period from June 15, 1998
(date Partnership was organized) to
December 31, 1999                                            F-6

Notes to Financial Statements                             F-7 -F-11

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

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Salomon Smith Barney Global Diversified Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Salomon Smith Barney Global Diversified Futures Fund L.P. at December 31, 2000 and 1999 and the results of its operations for the year ended December 31, 2000 and the period from June 15, 1998 (date Partnership was organized) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                                                 2000               1999
    Assets:
        Equity in commodity futures trading account:
           Cash (Note 3c)                                                    $57,456,373         $85,369,042
           Net unrealized appreciation on open positions                       4,014,095           3,293,682
           Commodity options owned, at market value (cost $0 and
        $242,328 in 2000 and 1999, respectively)                                      --             105,484
                                                                           -------------       -------------
                                                                              61,470,468          88,768,208
        Interest receivable                                                      235,412             297,001
                                                                           -------------       -------------
                                                                             $61,705,880         $89,065,209
                                                                           -------------       ------------

    Liabilities and Partners' Capital:
    Liabilities:
      Accrued expenses:
       Commissions                                                              $282,116            $411,280
       Management fees                                                           104,534             147,997
       Incentive fees                                                            596,159             213,409
       Professional fees                                                          55,635             173,740
       Other                                                                       4,134              30,222
     Due SSB (Note 6)                                                             65,004             434,877
     Redemptions payable (Note 5)                                                567,779             565,176
                                                                           -------------       -------------
                                                                               1,675,361           1,976,701
                                                                           -------------       -------------
    Partners' capital (Notes 1, 5 and 7):
      General Partner, 1,067.4488 and 941.9704 Unit equivalents
       outstanding in 2000 and 1999, respectively                              1,078,678             895,767
      Limited Partners, 58,338.0480 and 90,639.0308 Units of Limited
       Partnership Interest outstanding in 2000 and 1999, respectively        58,951,841          86,192,741
                                                                           -------------       -------------
                                                                              60,030,519          87,088,508
                                                                             $61,705,880         $89,065,209
                                                                            -------------       ------------

See notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statement of Income and Expenses
                      for the year ended December 31, 2000
                    and for the period from February 2, 1999
                      (commencement of trading operations)
                              to December 31, 1999

                                                               2000           1999
 Income:
  Net gain (loss) on trading of commodity interests:
   Realized gains (losses) on closed positions             $ 3,740,830    $(3,607,794)
   Change in unrealized gains on open positions                857,257      3,156,838
                                                           -----------    -----------
                                                             4,598,087       (450,956)
   Less, Brokerage commissions including clearing fees
    of $101,456 and $87,226 in 2000 and 1999,
    respectively (Note 3c)                                  (4,029,150)    (3,196,873)
                                                           -----------    -----------
  Net realized and unrealized gains (losses)                   568,937     (3,647,829)
  Interest income (Notes 3c)                                 3,075,979      2,047,606
                                                           -----------    -----------
                                                             3,644,916     (1,600,223)
                                                           -----------    -----------
Expenses:
  Management fees (Note 3b)                                  1,380,183      1,119,609
  Incentive fees (Note 3b)                                     534,071        213,409
  Professional fees                                             52,350        235,716
  Other expenses                                                17,308         83,901
                                                           -----------    -----------
                                                             1,983,912      1,652,635
                                                           -----------    -----------
Net gain (loss)                                            $ 1,661,004    $(3,252,858)
                                                           -----------    -----------
Net gain (loss) per Unit of Limited Partnership Interest
  and General Partner Unit equivalent (Notes 1 and 7)      $     54.65    $    (39.44)
                                                           -----------    -----------


See notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                         Statement of Partners' Capital
                      for the year ended December 31, 2000
                      and for the period from June 15, 1998
                        (date Partnership was organized)
                              to December 31, 1999


                                                   Limited              General
                                                   Partners             Partner             Total
Initial capital contributions                          $1,000              $1,000             $2,000
Proceeds from  offering  of 33,379  Units of
   Limited  Partnership  Interest  and
   General Partner's contribution representing
   337 Unit equivalents (Note 1)                   33,379,000             337,000         33,716,000
Offering and organization costs (Note 6)             (693,000)             (7,000)          (700,000)
                                                -------------       -------------      -------------
Opening Partnership capital for operations         32,687,000             331,000         33,018,000
Net loss                                           (3,219,625)            (33,233)        (3,252,858)
Sale of 60,121.0615 Units of Limited
  Partnership Interest and General Partner's
  contribution representing 603.9704 Unit
  equivalents                                      59,480,000             598,000         60,078,000
Redemption of 2,862.0307 Units of Limited
  Partnership Interest                             (2,754,634)                 --         (2,754,634)
                                                -------------       -------------      -------------
Partners' capital at December 31, 1999             86,192,741             895,767         87,088,508
Net income                                          1,598,093              62,911          1,661,004
Sale of 6,266.1056 Units of Limited
  Partnership Interest and General Partner's
  contribution representing 125.4784 Unit
  equivalents                                       5,931,000             120,000          6,051,000
Redemption of 38,567.0884 Units of Limited
  Partnership Interest                            (34,769,993)                 --        (34,769,993)
                                                -------------       -------------      -------------
Partners' capital at December 31, 2000            $58,951,841          $1,078,678        $60,030,519
                                                 -------------       ------------       ------------

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

Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 100,000 Units of Limited Partnership Interest ("Units") during its offering period which ended November 25, 2000.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

    b. Management Agreement:

       The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Campbell & Company, Inc. ("Campbell"), Eagle Trading Systems, Inc. ("Eagle"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except for Eagle, which will receive an incentive fee of 23% of New Trading Profits.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid SSB brokerage commissions at $54 per round turn for transactions entered into by Campbell. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $6,632,240 and $7,885,066, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests, owned by the Partnership, are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $2,261,410 and $1,447,941, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999, was $4,014,095 and $3,399,166, respectively as detailed below.




                                                       Fair Value

                                              December 31,   December 31,
                                                  2000         1999
Currencies:
 -Exchange Traded Contracts               $      402,730    $   286,131
 -OTC Contracts                                  (58,165)      (383,900)
Energy                                           231,736        276,537
Grains                                            12,073        (14,942)
Interest Rates U.S.                            1,818,863        803,746
Interest Rates Non-U.S                         1,883,836        306,279
Livestock                                        (13,400)       (10,200)
Metals (Exchange Traded and OTC Contracts)      (392,256)       594,978
Softs                                             24,344          1,657
Indices                                          104,334      1,538,880
                                             -----------    -----------
Total                                        $ 4,014,095    $ 3,399,166
                                             -----------    -----------

5.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem his Units at their Redemption value per unit as of the last day of a month on 10 days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Redemption value per Unit. There is no fee charged to limited partners in connection with redemptions.

6.  Offering and Organization Costs:

    Offering and organization expenses of approximately $700,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by J.P. Morgan Chase & Co.).

    For the periods ended December 31, 2000 and 1999, $362,024 and $297,315, respectively, of these costs have been reimbursed to SSB, by the Partnership.

    In addition, the Partnership has recorded interest expense of $19,111 and $40,947, respectively, for the year ended December 31, 2000 and for the period ended December 31, 1999 which is included in other expenses.

    The  remaining  deferred  liability  for these  costs due to SSB of  $40,661
    (exclusive of interest charges) will not reduce redemption/subscription value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees.

  7.   Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the year ended December 31, 2000 and for the period from February 2, 1999
   (commencement of trading operations) to December 31, 1999 were as follows:


                                                                2000         1999

Net realized and unrealized gains (losses)               $      40.86 $     (43.11)
Interest income                                                 43.07        32.26
Expenses                                                       (29.28)      (28.59)
                                                             ---------    ---------
Increase (decrease) for period                                  54.65       (39.44)
Net asset value per Unit, beginning of period                  950.95     1,000.00
Offering and organization cost adjustment                         --        (20.76)
Redemption/subscription value per Unit
 versus net asset value per Unit                                 4.92        11.15
                                                             ---------    ---------
Net asset value per Unit, end of period                  $   1,010.52 $     950.95
                                                            ---------    ---------
Redemption/subscription value per Unit, end of period*   $   1,011.21 $     956.34
                                                             ---------    ---------



    *For the purpose of a redemption/subscription, any remaining liability for reimbursement of offering and organization expenses will not reduce redemption/subscription value per unit.

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

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.  Subsequent Events:

    On January 31, 2001 there were additional redemptions of 205.2005 Units totaling $208,691.

    Eagle Trading Systems, Inc. was terminated as an Advisor to the Partnership on March 1, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              During the last fiscal year and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10.       Directors and Executive Officers of the Registrant.
               The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions will be made by the Advisors
Item 11. Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $4,029,150 were earned by SSB for the year ended December 31, 2000. Management fees and incentive fees of $1,380,183 and $534,071, respectively, were earned by the Advisors for the year ended December 31, 2000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.
            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
          (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,067.4488 Units of Limited Partnership Interest (1.8%) as of December 31, 2000.
         (c).  Changes in control.   None.
Item 13.  Certain Relationship and Related Transactions.
          Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1)  Financial Statements:
                  Statement of Financial Condition at December 31, 2000 and 1999.
                  Statement of Income and Expenses for the year ended December 31, 2000 and the period from February 2, 1999 (commencement of trading operations) to December 31, 1999. Statement of Partners' Capital for the year ended December 31, 2000 and for the period from June 15, 1998 (date Partnership was organized to December 31, 1999.

                    (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2000.
                    (3) Exhibits:
                    3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-61961 and incorporated herein by reference).
                    3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on June 15, 1998 (filed as Exhibit
                         3.2 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
                    10.1-Customer  Agreement between the Partnership and Salomon
                         Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
                    10.3-Escrow Instructions  relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

                    10.5-Management   Agreement  among  the   Partnership,   the
                         General Partner and Campbell & Company,  Inc. (filed as
                         Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference)
                    10.6-Management Agreement among the Partnership, the General
                         Partner  and  Eagle  Trading  Systems,  Inc.  (filed as
                         Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
                    10.7-Management Agreement among the Partnership, the General
                         Partner and Eckhardt  Trading Company (filed as Exhibit
                         10.7 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference)
                    10.8-Management   Agreement  among  the   Partnership,   the
                         General  Partner and Rabar  Market  Research  (filed as
                         Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference)
                    10.9-Letter extending Management  Agreements with Campbell &
                         Company, Inc., Eagle Trading Systems, Inc., Eckhardt Trading Company and Rabar Market Research for 1999 (previously filed).

                    10.10- Letter extending Management Agreements with Campbell
                           &  Company,   Inc.,  Eagle  Trading  Systems,   Inc.,
                           Eckhardt Trading Company and Rabar Market Research for 2000 (filed herein).
                (b) Reports on 8-K:   None Filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.


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




/s/   Shelley Ullman
Shelley Ullman
                                       38