Form 10-Q
period 2001-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2001-05-15
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 333-61961
                       ---------

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                13-4015586
-------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No
                                                     -----     ----

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number
PART I - Financial Information:

 Item 1.          Financial Statements:

                  Statement of Financial Condition
                  at March 31, 2001 and December 31,
                  2000 (unaudited).                                 3

                  Statement of Income and Expenses
                  and Partners' Capital for the three
                  months ended March 31, 2001 and
                  2000. (unaudited).                                4

                  Notes to Financial Statements
                  (unaudited)                                     5 - 9

 Item 2.          Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                      10 - 11

 Item 3.          Quantitative and Qualitative
                  Disclosures of Market Risk                     12 - 13

PART II - Other Information                                        14

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                  MARCH 31,   DECEMBER 31,
                                                   2001           2000
                                               ------------   -----------
ASSETS:

Equity in commodity futures trading account:
  Cash                                          $60,056,140   $57,456,373
  Net unrealized appreciation
   on open  positions                             2,207,635     4,014,095
  Commodity options owned, at market value
   (cost $58,786 and $0  in 2001
  and 2000, respectively)                            36,769          --
                                                -----------   -----------
                                                 62,300,544    61,470,468
Interest receivable                                 196,782       235,412
                                                -----------   -----------
                                                $62,497,326   $61,705,880
                                                ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                   $   286,632   $   282,116
  Management fees                                   105,566       104,534
  Incentive fees                                    274,664       596,159
  Other                                              62,987        59,769
  Due to SSB                                           --          65,004
Redemptions                                         320,194       567,779
                                                 -----------   -----------
                                                  1,050,043     1,675,361
                                                 -----------   -----------
Partners' Capital:
General Partner, 1,067.4488 Unit
   equivalents outstanding in 2001 and 2000       1,128,037     1,078,678
Limited Partners, 57,079.3045 and 58,338.0480
   Units of Limited Partnership Interest
   outstanding in 2001 and 2000, respectively    60,319,246    58,951,841
                                                -----------   -----------
                                                 61,447,283    60,030,519
                                                -----------   -----------
                                                $62,497,326   $61,705,880
                                                ===========   ===========


See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                            THREE MONTHS ENDED
                                                        MARCH 31,        MARCH 31,
                                                          2001             2000
                                                      ------------    --------------
Income:
Net gains (losses) on trading of commodity
   interests:
Realized gains on closed positions                    $  5,380,527    $    316,720
Change in unrealized losses on open
   positions                                            (1,828,477)     (2,735,836)
                                                        ------------    ------------
                                                         3,552,050      (2,419,116)
Less, brokerage commissions including clearing fees
   of $16,401 and $33,585, respectively                   (859,126)     (1,294,543)
                                                       ------------    ------------
Net realized and unrealized gains (losses)               2,692,924      (3,713,659)
Interest income                                            597,121         927,777
                                                      ------------    ------------
                                                         3,290,045      (2,785,882)
                                                      ------------    ------------
Expenses:
  Management fees                                          299,457         444,716
  Incentive fees                                           274,664         (62,088)
  Other expenses                                             8,642          50,321
                                                      ------------    ------------
                                                           582,763         432,949
                                                      ------------    ------------
Net income (loss)                                        2,707,282      (3,218,831)
Additions      -Limited Partners                              --         4,319,000
               -General Partner                               --           120,000
Redemptions    -Limited Partner                         (1,290,518)     (3,380,203)
                                                        ------------    ------------
Net increase (decrease) in Partners' capital             1,416,764      (2,160,034)
Partners' capital, beginning of period                  60,030,519      87,088,508
                                                       ------------    ------------
Partners' capital, end of period                      $ 61,447,283    $ 84,928,474
                                                       ============    ============
Net asset value per Unit
  (58,146.7533 and 92,628.9342 Units outstanding
  at March 31, 2001 and 2000, respectively)            $  1,056.76     $    916.87
                                                        ============   ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      46.24    $     (34.08)
                                                       ============    ============
Redemption Net asset value per Unit                   $   1,056.76    $     921.18
                                                       ============    ============

See Notes to Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
1.   General:

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

     Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 Units of limited partnership interest and 337 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading. The public offering of Units terminated on November 25, 2000.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). Effective March 1, 2001, Eagle Trading Systems, Inc. was terminated as an Advisor to the Partnership.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.


2.     Financial Highlights:

       Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                          THREE-MONTHS ENDED
                                                MARCH 31,
                                         ------------------------
                                            2001      2000
                                         --------   --------

Net realized and unrealized
 gains (losses)                     $      46.05 $   (39.97)
Interest income                            10.12       9.89
Expenses                                   (9.93)     (4.00)
                                         ---------    -------
Increase (decrease) for  period            46.24     (34.08)
Net Asset Value per Unit,
  beginning of period                   1,010.52     950.95
                                       ---------    -------
Net Asset Value per Unit,
  end of period                     $   1,056.76 $   916.87
                                       =========    =======
Redemption/subscription net asset
 value per Unit *                   $   1,056.76 $   921.18
                                       =========    =======

Total return                           4.6%
                                       ---
Ratio of expenses, including
 brokerage commissions, to average
 net assets **                         1.8%
                                       ---
Ratio of net income to average
 net assets **                         3.4%
                                       ---

           * For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)

          **   Annualized

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     As of March 31, 2001, $40,661 of these costs have been reimbursed to SSB, by the Partnership.

     In addition, the Partnership has recorded interest expense of $161, for the three months ended March 31, 2001 which is included in other expenses.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $2,647,102 and $2,261,410, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $2,244,404 and $4,014,095, respectively, as detailed below.

                                          Fair Value
                                --------------------------
                                  March 31,     December 31,
                                    2001            2000
                                ----------     -----------
Currency:
 - Exchange Traded Contracts   $   241,981    $   402,730
 - OTC Contracts                   606,520        (58,165)
Energy                             (63,853)       231,736
Grains                              60,587         12,073
Interest Rates U.S.                513,803      1,818,863
Interest Rates Non-U.S             195,811      1,883,836
Livestock                           47,280        (13,400)
Metals:
 - Exchange Traded Contracts        65,533         (2,645)
 - OTC Contracts                    72,328       (389,611)
Softs                              105,528         24,344
Indices                            398,886        104,334
                               -----------    -----------

Total                          $ 2,244,404    $ 4,014,095
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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 2.4% from $60,030,519 to $61,447,283. This increase was attributable to net income from operations of $2,707,282 which was partially offset by the redemption of 1,258.7435 Units resulting in an outflow of $1,290,518 for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 4.6% from $1,010.52 to $1,056.76 as compared to a decrease of 3.6% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $3,552,050. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and grains. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2000 of $2,419,116. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, softs, metals and indices and were partially offset by gains in U.S. interest rates, livestock and energy.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Interest income for the three months ended March 31, 2001 decreased by $330,656, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash and a decrease in interest rates during the three month period ended March 31, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the first months ended March 31, 2001 decreased by $435,417, as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2001 decreased by $145,259, as compared to the corresponding period in 2000.

     Incentive fees paid annually by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2001 resulted in an incentive fee accrual of $274,664. Trading performance for the three months ended March 31, 2000, resulted in a reversal of the incentive fee accrued of $62,088.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was approximately $61,447,283. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2001
                                   (Unaudited)

                                                              Year to Date

                                             % of Total      High        Low
Market Sector                Value at Risk   Capitalization    Value at Risk
-------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $  269,601      0.44%    $  269,601   $  268,468
 - OTC Contracts                4,518,270      7.35%     4,518,270      537,456
Energy                            545,200      0.89%       950,800      217,800
Grains                             39,250      0.06%       274,215       13,000
Interest Rates U.S.               428,300      0.70%       677,900      428,300
Interest Rates Non-U.S          1,195,377      1.94%     2,545,790    1,173,457
Livestock                          21,700      0.04%        24,500        2,320
Metals:
 - Exchange Traded Contracts      100,000      0.16%       248,000       66,000
 - OTC Contracts                  116,850      0.19%        91,325       68,100
Softs                              61,500      0.10%        82,600       22,600
Indices                           722,275      1.18%       802,406      273,095
                                ----------     -----
Total                          $8,018,323     13.05%
                               ===========    ======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings - None


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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           -------------------------------
           David J. Vogel, President

Date:      5/11/01
           ---------


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           -------------------------------
           David J. Vogel, President


Date:      5/11/01
           ---------


By:        /s/ Daniel R. McAuliffe, Jr.
           -------------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date: 5/11/01