Form 10-Q
period 2001-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2001-08-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number 000-30455
                       ---------

    SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
-----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

      New York                                13-4015586
----------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
       -----------------------------------------------------------------
         (Address and Zip Code of principal executive offices)


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

                Item 1.  Financial Statements:

                         Statement of Financial Condition
                         at June 30, 2001 and December 31,
                         2000 (unaudited).                                  3

                         Statement of Income and Expenses
                         and Partners' Capital for the three
                         and six months ended June 30, 2001
                         and 2000 (unaudited).                              4

                         Notes to Financial Statements
                         (unaudited)                                      5 - 9

                Item 2.  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                       10 - 11

                Item 3.  Quantitative and Qualitative
                         Disclosures of Market Risk                      12 - 13

PART II - Other Information                                                 14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                          JUNE 30,  DECEMBER 31,
                                                             2001          2000
                                                       -----------   -----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                 $52,718,948   $57,456,373
  Net unrealized appreciation
   on open contracts                                       930,484     4,014,095
                                                       -----------   -----------
                                                        53,649,432    61,470,468

Interest receivable                                        118,341       235,412
                                                       -----------   -----------
                                                       $53,767,773   $61,705,880
                                                       ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                          $   238,641   $   282,116
  Management fees                                           87,900       104,534
  Incentive fees                                              --         596,159
  Other                                                     56,933        59,769
  Due to SSB                                                  --          65,004
Redemptions payable                                        505,596       567,779
                                                       -----------   -----------
                                                           889,070     1,675,361
                                                       -----------   -----------
Partners' Capital:

General Partner, 1,067.4488 Unit
   equivalents outstanding in 2001 and 2000              1,052,142     1,078,678

Limited Partners, 52,580.4026 and 58,338.0480
   Units of Limited Partnership Interest outstanding
   in 2001 and 2000, respectively                       51,826,561    58,951,841
                                                       -----------   -----------
                                                        52,878,703    60,030,519
                                                       -----------   -----------
                                                       $53,767,773   $61,705,880
                                                       ===========   ===========

See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)





                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                  2001             2000            2001            2000
                                                            ------------    ------------    ------------    ------------
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions              $ (2,364,309)   $ (1,854,578)   $  3,016,219    $ (1,537,858)
  Change in unrealized gains (losses) on open
   positions                                                 (1,255,133)        149,506      (3,083,611)     (2,586,330)
                                                            ------------    ------------    ------------    ------------
                                                             (3,619,442)     (1,705,072)        (67,392)     (4,124,188)
Less, brokerage commissions including clearing fees
  of $28,014, $26,370 and $44,415, $59,955, respectively       (801,176)     (1,025,886)     (1,660,302)     (2,320,429)

                                                            ------------    ------------    ------------    ------------
  Net realized and unrealized losses                         (4,420,618)     (2,730,958)     (1,727,694)     (6,444,617)
  Interest income                                               410,390         759,287       1,007,511       1,687,064
                                                            ------------    ------------    ------------    ------------
                                                             (4,010,228)     (1,971,671)       (720,183)     (4,757,553)
                                                            ------------    ------------    ------------    ------------

Expenses:
  Management fees                                               280,289         346,484         579,746         791,200
  Other expenses                                                 24,536          11,841          33,178          62,162
  Incentive fees                                               (274,664)           --              --           (62,088)
                                                            ------------    ------------    ------------    ------------
                                                                 30,161         358,325         612,924         791,274
                                                            ------------    ------------    ------------    ------------

  Net loss                                                   (4,040,389)     (2,329,996)     (1,333,107)     (5,548,827)

 Additions - Limited Partner                                       --         1,612,000            --         5,931,000
           - General Partner                                       --              --              --           120,000
Redemptions -Limited Partner                                 (4,528,191)    (23,415,878)     (5,818,709)    (26,796,081)
                                                            ------------    ------------    ------------    ------------
  Net decrease in Partners' capital                          (8,568,580)    (24,133,874)     (7,151,816)    (26,293,908)

Partners' capital, beginning of period                       61,447,283      84,928,474      60,030,519      87,088,508
                                                            ------------    ------------    ------------    ------------
Partners' capital, end of period                           $ 52,878,703    $ 60,794,600    $ 52,878,703    $ 60,794,600
                                                            ------------    ------------    ------------    ------------
Net asset value per Unit
  (53,647.8514 and 68,164.9980 Units outstanding
    at June 30, 2001 and 2000, respectively)               $     985.66    $     891.87    $     985.66    $     891.87
                                                            ------------    ------------    ------------    ------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $     (71.10)   $     (25.00)   $     (24.86)   $     (59.08)
                                                            ------------    ------------    ------------    ------------
Redemption Net asset value per Unit                        $     985.66    $     895.11    $     985.66    $     895.11
                                                            ------------    ------------    ------------    ------------


See Notes to Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
1.       General:

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. (Aspect), Campbell & Company,
Inc., ("Campbell"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). Aspect Capital Management Limited was added as an Advisor to the Partnership on May 16, 2001.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                            THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                          --------------------    ------------------
                                            2001       2000         2001       2000
                                          -------    ---------    -------    -------
 Net realized and unrealized
  losses                               $  (77.71)  $ (37.48)    $ (31.66)  $ (77.45)
Interest income                             7.31      10.72        17.43      20.61
Expenses                                   (0.70)     (5.06)      (10.63)     (9.61)
                                          -------    ---------    -------    -------

Decrease for period                       (71.10)    (31.82)      (24.86)    (66.45)
Net Asset Value per Unit,
 beginning of period                    1,056.76     916.87     1,010.52     950.95
Redemption/subscription value
 per Unit versus net asset
 per Unit                                     --       6.82           --       7.37
                                         -------    ---------    -------    -------
Net Asset Value per Unit,
 end of period                         $  985.66   $ 891.87     $ 985.66   $ 891.87
                                         =======    =========    =======    =======

Redemption/subscription net asset
 value per Unit          *             $  985.66   $ 895.11     $ 985.66   $ 895.11
                                         =======    =========    =======    =======



Total Return                               (6.7)%                  (2.5)%

Ratio of expenses, including
 brokerage commissions, to average
 net assets  **                             5.9%                    7.9%

Ratio of net loss to average
 net assets **                            (28.8)%                  (4.7)%

     For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)

**       Annualized

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     For the six months ended June 30, 2001, $40,661 of these costs have been reimbursed to SSB, by the Partnership.

         In addition, the Partnership has recorded interest expense of $161, for the six months ended June 30, 2001 which is included in other expenses.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $1,846,095 and $2,261,410, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $930,484 and $4,014,095, respectively, as detailed below.

                                          Fair Value
                                 -------------------------
                                    June 30,  December 31,
                                      2001           2000
                                 ---------      ---------
Currency:
 - Exchange Traded Contracts   $    57,212    $   402,730
 - OTC Contracts                   242,668        (58,165)
Energy                             367,092        231,736
Grains                              33,357         12,073
Interest Rates U.S.               (155,256)     1,818,863
Interest Rates Non-U.S              65,628      1,883,836
Livestock                           43,962        (13,400)
Metals:
 - Exchange Traded Contracts        14,117         (2,645)
 - OTC Contracts                   106,460       (389,611)
Softs                               90,594         24,344
Indices                             64,650        104,334
                               -----------    -----------

Total                          $   930,484    $ 4,014,095
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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 11.9% from $60,030,519 to $52,878,703. This decrease was attributable to net loss from operations of $1,333,107 coupled with the redemption of 5,757.6454 Units resulting in an outflow of $5,818,709 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's second quarter of 2001, the net asset value per unit decreased 6.7% from $1,056.76 to $985.66 as compared to a decrease of 2.7% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $3,619,442. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, softs and indices and were partially offset by gains in grains, metals and livestock. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2000 of $1,705,072. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non U.S. interest rates, metals and indices and were partially offset by gains energy, softs and livestock.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 2001 decreased by $348,897 and $679,553, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash and a decrease in interest rates during the three month period ended June 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 decreased by $224,710 and $660,127, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $66,195 and $211,454, respectively, as compared to the corresponding periods in 2000.

     Incentive fees paid annually by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the six months ended June 30, 2001 resulted in a reversal of the incentive fee accrual of $274,664. Trading performance for the six months ended June 30, 2000 resulted in a reversal of the incentive fee accrued of $62,088.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was approximately $52,878,703. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                                  June 30, 2001
                                   (Unaudited)

                                                                         Year to Date
                                                  % of Total          High          Low
Market Sector                Value at Risk      Capitalization    Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  704,245            1.33%        $  704,245    $  113,783
 - OTC Contracts                1,457,423            2.76%         4,656,072       537,456
Energy                            590,500            1.11%           950,800        64,940
Grains                             92,597            0.18%           274,215        13,000
Interest Rates U.S.               154,808            0.29%           677,900       154,808
Interest Rates Non-U.S          1,146,712            2.17%         2,545,790       698,093
Livestock                          48,380            0.09%            50,440         2,320
Metals:
--  Exchange Traded Contracts      95,200            0.18%           248,000        66,000
--  OTC Contracts                 246,650            0.47%           278,450        68,100
Softs                             145,050            0.27%           145,050        22,600
Indices                           776,068            1.47%           814,608       273,095
                               ----------       ----------
Total                          $5,457,633           10.32%
                               ==========       ==========

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

Date:      8/13/01
           ---------


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


Date:      8/13/01
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 8/13/01