Form 10-Q
period 2001-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2001-11-13
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 2001
                           ------------------

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


                                 (212) 723-5424
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       -----     ---

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                          Number
PART I - Financial Information:

         Item 1. Financial Statements:

                 Statement of Financial Condition at
                 September 30, 2001 and December 31,
                 2000 (unaudited).                                          3

                 Statement of Income and Expenses and Partners'
                 Capital for the three and nine months ended
                 September 30, 2001 and 2000 (unaudited).                   4

                 Notes to Financial Statements
                 (unaudited)                                              5 - 9

        Item 2.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                               10 - 11

        Item 3.  Quantitative and Qualitative
                 Disclosures of Market Risk                              12 - 13

PART II - Other Information                                                 14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                      SEPTEMBER 30, DECEMBER 31,
                                                             2001          2000
                                                       ----------    -----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                 $52,997,507   $57,456,373
  Net unrealized appreciation
   on open positions                                     2,671,426     4,014,095
                                                       -----------   -----------
                                                        55,668,933    61,470,468
Interest receivable                                        106,464       235,412
                                                       -----------   -----------
                                                       $55,775,397   $61,705,880
                                                       ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                          $   247,551   $   282,116
  Management fees                                           91,172       104,534
  Incentive fees                                           346,983       596,159
  Other                                                     64,690        59,769
  Due to SSB                                                  --          65,004
Redemptions payable                                        390,576       567,779
                                                       -----------   -----------
                                                         1,140,972     1,675,361
                                                       -----------   -----------
Partners' Capital:

General Partner, 1,067.4488 Unit
   equivalents outstanding in 2001 and 2000              1,125,358     1,078,678

Limited Partners, 50,755.4998 and 58,338.0480
   Units of Limited Partnership Interest outstanding
   in 2001 and 2000, respectively                       53,509,067    58,951,841
                                                       -----------   -----------
                                                        54,634,425    60,030,519
                                                       -----------   -----------
                                                       $55,775,397   $61,705,880
                                                       ===========   ===========

See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ---------------------------      -----------    ------------
                                                                 2001           2000            2001            2000
                                                           ------------    -----------      -----------    ------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions              $  2,984,034    $  1,058,031    $  6,000,252    $   (479,827)
  Change in unrealized gains (losses) on open
   positions                                                  1,740,941      (1,391,459)     (1,342,669)     (3,977,789)
                                                           ------------    ------------    ------------    ------------
                                                              4,724,975        (333,428)      4,657,583      (4,457,616)
Less, brokerage commissions including clearing fees
  of $31,929, $19,630, $76,344 and $79,585, respectively       (814,607)       (850,347)     (2,474,909)     (3,170,776)
                                                           ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                  3,910,368      (1,183,775)      2,182,674      (7,628,392)
  Interest income                                               352,998         700,581       1,360,509       2,387,645
                                                           ------------    ------------    ------------    ------------
                                                              4,263,366        (483,194)      3,543,183      (5,240,747)
                                                           ------------    ------------    ------------    ------------

Expenses:
  Management fees                                               274,456         292,098         854,202       1,083,298
  Other expenses                                                 23,932          13,948          57,110          76,110
  Incentive fees                                                346,983            --           346,983         (62,088)
                                                           ------------    ------------    ------------    ------------
                                                                645,371         306,046       1,258,295       1,097,320
                                                           ------------    ------------    ------------    ------------
  Net income (loss)                                           3,617,995        (789,240)      2,284,888      (6,338,067)

 Additions   - Limited Partners                                    --              --              --         5,931,000
             - General Partner                                     --              --              --           120,000
 Redemptions - Limited Partners                              (1,862,273)     (5,327,275)     (7,680,982)    (32,123,356)
                                                           ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                1,755,722      (6,116,515)     (5,396,094)    (32,410,423)

Partners' capital, beginning of period                       52,878,703      60,794,600      60,030,519      87,088,508
                                                           ------------    ------------    ------------    ------------
Partners' capital, end of period                           $ 54,634,425    $ 54,678,085    $ 54,634,425    $ 54,678,085
                                                           ------------    ------------    ------------    ------------
Net asset value per Unit
  (51,822.9486 and 62,165.0097 Units outstanding
  at September 30, 2001 and 2000, respectively)            $   1,054.25    $     879.56    $   1,054.25    $     879.56
                                                           ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $      68.59    $     (12.31)   $      43.73    $     (78.76)
                                                           ------------    ------------    ------------    ------------
Redemption net asset value per Unit                        $   1,054.25    $     881.63    $   1,054.25    $     881.63
                                                           ------------    ------------    ------------    ------------



See Notes to Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
1.       General:

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:


                                              THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ------------------------    -------------------------
                                            2001           2000          2001          2000
                                        ---------     ----------    ---------        --------
Net realized and unrealized
  gains(losses)                          $  74.17      $ (18.50)      $ 42.51      $ (95.95)
Interest income                              6.66         11.04         24.09         31.65
Expenses                                   (12.24)        (4.85)       (22.87)       (14.46)
                                        ---------     ---------     ---------       -------
Increase(decrease) for period               68.59        (12.31)        43.73        (78.76)
Net Asset Value per Unit,
 beginning of period                       985.66        891.87      1,010.52        950.95
Redemption/subscription value
 per Unit versus net asset
 per Unit                                  --            --            --             7.37
                                        ---------     ---------     ---------       -------
Net Asset Value per Unit,
 end of period                         $ 1,054.25      $ 879.56   $ 1,054.25      $ 879.56
                                        =========     =========     =========       =======
Redemption/subscription net asset
 value per Unit *                      $ 1,054.25      $ 881.63    $ 1,054.25      $ 881.63
                                        =========     =========     =========       =======

Total Return                                 7.0%                        4.3%

Ratio of expenses, including
 brokerage commissions, to average
 net assets **                              10.8%                        8.8%

Ratio of net income to average
 net assets **                              26.9%                        5.4%



For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)
** Annualized

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     For the nine months ended September 30, 2001, $40,661 of these costs have been reimbursed to SSB, by the Partnership.

     In addition, the Partnership has recorded interest expense of $161, for the nine months ended September 30, 2001 which is included in other expenses.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $2,127,538 and $2,261,410, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, was $2,671,426 and $4,014,095,
respectively, as detailed below.

                                          Fair Value
                                ---------------------------
                                 September 30,  December 31,
                                      2001          2000
                                ----------     ------------
Currency:
 - Exchange Traded Contracts   $   126,510    $   402,730
 - OTC Contracts                   894,832        (58,165)
Energy                              60,235        231,736
Grains                              39,629         12,073
Interest Rates U.S.                598,318      1,818,863
Interest Rates Non-U.S             679,362      1,883,836
Livestock                           31,093        (13,400)
Metals:
 - Exchange Traded Contracts       128,960         (2,645)
 - OTC Contracts                   107,020       (389,611)
Softs                              126,800         24,344
Indices                           (121,333)       104,334
                               -----------    -----------

Total                          $ 2,671,426    $ 4,014,095
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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 9.0% from $60,030,519 to $54,634,425. This decrease was attributable to the redemption of 7,582.5482 Units resulting in an outflow of $7,680,982 which was partially offset by the net income from operations of $2,284,888 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 7.0% from $985.66 to $1,054.25 as compared to a decrease of 1.4% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the period ended September 30, 2001 of $4,724,975. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, softs and livestock. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $333,428. Losses were primarily attributable to the trading of commodity futures in grains, non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, U.S. interest rates, energy and livestock.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 2001 decreased by $347,583 and $1,027,136, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash and a decrease in interest rates during the three month period ended September 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 decreased by $35,740 and $695,867, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2001 decreased by $17,642 and $229,096 respectively, as compared to the corresponding periods in 2000.

     Incentive fees paid annually by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2001 resulted in an incentive fee accrual of $346,983. Trading performance for the nine months ended September 30, 2000 resulted in a reversal of the incentive fee accrued of $62,088.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was approximately $54,634,425. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                               September 30, 2001
                                   (Unaudited)

                                                                  Year to Date
                                              % of Total       High          Low
Market Sector                Value at Risk  Capitalization  Value at Risk Value at Risk
---------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  183,272       0.34%     $  704,245    $  113,783
 - OTC Contracts                1,328,384       2.43%      4,656,072       537,456
Energy                            210,500       0.39%        950,800        64,940
Grains                             82,675       0.15%        274,215        13,000
Interest Rates U.S.               349,000       0.64%      1,278,438       145,808
Interest Rates Non-U.S            931,236       1.70%      2,545,790       698,093
Livestock                          22,630       0.04%         50,440         2,320
Metals:
-- Exchange Traded Contracts      107,800       0.20%        248,000        66,000
-- OTC Contracts                  245,025       0.45%        328,375        68,100
Softs                             129,950       0.24%        177,000        22,600
Indices                           482,806       0.88%      1,065,066       273,095
                               ----------   ----------
Total                          $4,073,278       7.46%
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

Date:      11/8/01
           ---------


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


Date:      11/8/01
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 11/8/01