Form 10-K
period 2001-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2002-03-28
CIK 1068237

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

Commission File Number 000-30455


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York                         13-4015586
------------------------------------------ ------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
 ------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
 ------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

                                    Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $48,296,985 were outstanding and held by non-affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

     Item 1. Business. (a) General development of business. Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York, on June 15, 1998 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $337,000 to the Partnership's trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. Sales of additional Units and additional general partner contributions of Units for the periods ended December 31, 2000 and 1999, and redemptions of Units for the periods ended December 31, 2001, 2000 and 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statement and Supplementary Data".
     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur:
December 31, 2018; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership"s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     As of December 31, 2001, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Aspect Capital Ltd. ("Aspect"), Rabar Market Research Inc. ("Rabar") and Eckhardt Trading Company ("Eckhardt") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Eagle Trading Systems Inc. was terminated as an advisor to the Partnership on March 1, 2001. Effective May

16, 2001, the General Partner added Aspect Capital Limited as an advisor to the Partnership. Effective December 31, 2001 the General Partner terminated Rabar Market Research Inc. as an advisor to the Partnership and allocated the assets to Aspect Capital Ltd., an existing advisor to the Partnership.
     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that Eagle's management fee was reduced by Eagle's pro rata share of customary and routine administrative expenses of the Partnership and Aspect which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year)), allocated to each Advisor as of the end of each month and (ii) an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, except Eagle, which was paid an incentive fee of 23% of New Trading Profits, earned by each Advisor for the Partnership.
     The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership will pay SSB (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid SSB brokerage commissions at $54 per round turn for transactions entered into by Campbell. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2001 and 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 is set forth under "Item 6. Select Financial Data". Partnership's capital as of December 31, 2001, was $53,403,935.

     (c) Narrative description of business.

     See Paragraphs (a) and (b) above.
     (i) through (x) - Not applicable.
     (xi) through (xii) - Not applicable.
     (xiii) - The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.
Item 2.  Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.
     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.
     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

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

     (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2001 was 1,937.

     (c) Distribution. The Partnership did not declare a distribution in 2001 and 2000.

     (d) Use of Proceeds. There were no additional sales in the period ended December 31, 2001. For the period ended December 31, 2000, there were additional sales of 6,266.1056 Units totaling $5,931,000 and contributions by the General Partner representing 125.4784 Unit equivalents totaling $120,000.

          For the period ended December 31, 1999, there were additional sales of 60,121.0615 Units totaling $59,480,000 and contributions by the General Partner representing 603.9704 Unit equivalents totaling $598,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

     Item 6. Selected Financial Data. The Partnership commenced trading operations on February 2, 1999. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001 and 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 and total assets at December 31, 2001, 2000 and 1999 were as follows:


                                            2001           2000             1999
Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $3,312,436, $4,029,150 and
 $3,196,873, respectively           $  2,013,666   $    568,937    $ (3,647,829)

Interest income                        1,580,323      3,075,979       2,047,606
                                     -----------    -----------     ------------
                                    $  3,593,989   $  3,644,916    $ (1,600,223)
                                    ============    ===========     ============

Net income (loss)                   $  2,185,742   $  1,661,004    $ (3,252,858)
                                    ============    ===========     ============
Increase (decrease) in Net
 Asset Value per Unit               $      41.71   $      59.57    $     (49.05)
                                    ============    ===========     ============
Total assets                        $ 54,385,513   $ 61,705,880    $ 89,065,209
                                    ============    ===========     ============


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

     (6) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
     (7) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General

Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements).
     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2018; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of his Units to be redeemed by the Partnership at the Redemption value per Unit thereof as of the last day of any month ending at least three months after such Units have been issued, on ten days' notice to the General Partner. No fee is charged for redemptions. For the year ended December 31, 2001, 8,652.4672 Units were redeemed totaling $8,812,326. For the year ended December 31, 2000, 38,567.0884 Units were redeemed totaling $34,769,993. For the year ended December 31, 1999, 2,862.0307 Units were redeemed totaling $2,754,634. Redemption/subscription value per Unit differs from net asset value per Unit calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of redemption/subscription value per Unit.
     Offering and organization expenses of approximately $700,000, relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs have been reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     For the periods ended December 31, 2001, 2000 and 1999, $40,661, $362,024 and $297,315, respectively, of these costs have been reimbursed to SSB, by the Partnership.

     In addition, the Partnership has recorded interest expense of $161, $19,111 and $40,947, respectively, for the years ended December 31, 2001 and 2000 and for the period ended December 31, 1999, which is included in other expenses.

     The Partnership's public offering terminated on April 1, 2000. There were no additional sales for the year ended December 31, 2001. For the year ended December 31, 2000, there were additional sales of 6,266.1056 Units totaling $5,931,000 and contributions by the General Partner representing 125.4784 Units equivalents totaling $120,000. For the year ended December 31, 1999, there were additional sales of 60,121.0615 Units totaling $59,480,000 and contributions by the General Partner representing 603.9704 Unit equivalents totaling $598,000.
(c)  Results of Operations.
     For the year ended December 31, 2001, the Net Asset Value per Unit increased 4.1% from $1,010.52 to $1,052.23. For the year ended December 31, 2000, the Net Asset Value per Unit increased 6.3% from $950.95 to $1,010.52. For the period from February 2, 1999 (commencement of trading operations) to December 31, 1999, the Net Asset Value per Unit decreased 4.9% from $1,000 to $950.95.
     The Partnership experienced net trading gains of $5,326,102 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses recognized in energy, grains and livestock.
     The Partnership experienced net trading gains of $4,598,087 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading of currencies, energy products, U.S. and non- U.S. interest rates and livestock and were partially offset by losses recognized in grains, indices, metals and softs.
     The Partnership experienced net trading losses of $450,956 before commissions and expenses for the year ended December 31, 1999. These losses were primarily attributable to the trading of currencies, metals, livestock, softs and non-U.S. interest rates and were partially offset by gains recognized in the trading of indices, grains, U.S. interest rates and energy products.

     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
(d)  Operational Risk
     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
     The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
     The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnershi's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized and unrealized).
     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
     The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
     In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $53,403,935.

                                December 31, 2001


                                                                          Year to Date
                                                 % of Total            High            Low
Market Sector                   Value at Risk   Capitalization     Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts         $   72,796          0.14%         $  704,245   $   72,796
- OTC Contracts                      1,181,261          2.21%          4,656,072      537,456
Energy                                 381,100          0.71%            950,800       64,940
Grains                                  98,467          0.18%            274,215       13,000
Interest rates U.S.                    132,200          0.25%          1,278,438       96,975
Interest rates Non-U.S                 676,353          1.27%          2,545,790      418,013
Metals
- Exchange Traded Contracts             47,100          0.09%            248,000       43,500
- OTC Contracts                         98,850          0.19%            328,375       50,825
Softs                                   54,500          0.10%            184,500       22,600
Livestock                                3,112          0.01%             50,440        2,320
Indices                                263,090          0.49%          1,065,066       24,520
                                 -------------    -----------
Total                               $3,008,829          5.63%
                                 =============    ===========

     As of December 31, 2000, the Partnership's total capitalization was $60,030,519. December 31, 2000


                                                                          Year to Date
                                          % of Total            High            Low
Market Sector                   Value at Risk   Capitalization     Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts        $  285,253            0.47%        $1,124,041   $  150,110
- OTC Contracts                       502,070            0.84%         1,664,379      502,070
Energy                                739,200            1.23%         1,456,600      240,000
Grains                                219,530            0.37%           386,550       22,100
Interest rates U.S.                   677,900            1.13%         1,400,289      152,800
Interest rates Non-U.S              2,498,304            4.16%         3,502,840      861,314
Metals (Exchange Traded and
 OTC Contracts)                       228,175            0.38%           946,825      143,475
Softs                                  22,600            0.04%           259,150       22,600
Livestock                              15,120            0.02%            35,700          700
Indices                               671,389            1.12%         2,341,542      448,309
                              ---------------     ------------
Total                              $5,859,541            9.76%
                              ===============     ============

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector:
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations - e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/Swiss franc and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (German) and S&P stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Australian dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to its trading programs.
     As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                     Number

                        Oath or Affirmation                            F-2

                        Report of Independent Accountants.             F-3

                        Financial Statements:
                        Statement of Financial Condition at
                        December 31, 2001 and 2000.                    F-4

                        Condensed Schedule of Investments at
                        December 31, 2001                              F-5

                        Statement of Income and Expenses for
                        the years ended December 31, 2001 and
                        2000 and for the period from February 2,
                        1999 (commencement of trading operations)
                        to December 31, 1999.                          F-6

                        Statement of Partners' Capital for the
                        years ended December 31, 2001 and 2000
                        and for the period from June 15, 1998
                        (date Partnership was organized) to
                        December 31, 1999.                             F-7

                        Notes to Financial Statements.               F-8 -F-11

                           To The Limited Partners of
            Salomon Smith Barney Global Diversified Futures Fund L.P.

     To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Salomon Smith Barney
     Global Diversified Futures Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                                     Report of Independent Accountants

To the Partners of
   Salomon Smith Barney Global Diversified Futures Fund L.P.:

     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Salomon Smith Barney Global Diversified Futures Fund L.P. at December 31, 2001 and 2000 and the results of its operations for the years ended December 31, 2001 and 2000 and the period from June 15, 1998 (date Partnership was organized) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2001 and 2000


                                                         2001          2000
                                                   -----------   -----------
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                  $53,304,715   $57,456,373
   Net unrealized appreciation on open positions     1,018,420     4,014,095
                                                   -----------   -----------
                                                    54,323,135    61,470,468
Interest receivable                                     62,378       235,412
                                                   -----------   -----------
                                                   $54,385,513   $61,705,880
                                                   -----------   -----------
Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                     $   249,428   $   282,116
   Management fees                                      91,845       104,534
   Incentive fees                                      203,932       596,159
   Professional fees                                    54,039        55,635
   Other                                                12,025         4,134
 Due SSB (Note 6)                                         --          65,004
 Redemptions payable (Note 5)                          370,309       567,779
                                                   -----------   -----------
                                                       981,578     1,675,361
                                                   -----------   -----------
Partners' capital (Notes 1, 5 and 7):
  General Partner, 1,067.4488 Unit equivalents
   outstanding in 2001 and 2000                      1,123,202     1,078,678
  Limited Partners, 49,685.5808 and 58,338.0480
   Units of Limited Partnership Interest
   outstanding in 2001 and 2000, respectively       52,280,733    58,951,841
                                                   -----------   -----------
                                                    53,403,935    60,030,519
                                                   -----------   -----------
                                                   $54,385,513   $61,705,880
                                                   -----------   -----------


  See notes to financial statements.

                             Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                Contract                                       Fair Value
-----------                           -----------                                   -----------
Currencies                            Exchange traded purchased - 0.08%           $      43,336
                                      Exchange traded contracts sold - 0.11%             58,200
                                                                                       --------
                                        Total Exchange traded contracts - 0.19%         101,536
                                                                                       --------
                                      Over the counter contracts purchased- 1.42%       760,465
                                      Over the counter contracts sold - 0.28%           147,088
                                                                                       --------
                                        Total Over the counter - 1.70%                  907,553
                                                                                       --------
  Total Currencies - 1.89%                                                            1,009,089
                                                                                       --------
Energy
                                      Futures contracts purchased - 0.00%       *           780
                                      Futures contracts sold - (0.09)%                  (50,752)
                                                                                       ---------
  Total Energy - (0.09)%                                                                (49,972)
                                                                                       ---------
Grains
                                      Futures contracts purchased - (0.01)%              (3,712)
                                      Futures contracts sold - 0.14%                     74,614
                                                                                       ---------
  Total Grains - 0.13%                                                                   70,902
                                                                                       ---------
Interest Rates Non-U.S
                                      Futures contracts purchased- (0.12)%              (64,972)
                                      Futures contracts sold - 0.12%                     62,970
                                                                                       ---------
  Total Interest Rates Non-U.S. - 0.00%                                                  (2,002)
                                                                                       ---------
Interest Rates U.S.
                                      Futures contracts purchased- 0.09%                 47,044
                                      Futures contracts sold - 0.02%                     14,726
                                                                                        -------
  Total Interest Rates U.S. - 0.11%                                                      61,770
                                                                                        -------
Livestock
                                      Futures contracts purchased- (0.00)%      *          (350)
                                      Futures contracts sold - 0.00% *                   (1,840)
                                                                                        --------
  Total Livestock- 0.00% *                                                               (2,190)
                                                                                        --------
Metals
                                      Futures contracts purchased- (0.07)%              (40,003)
                                      Futures contracts sold - (0.17)%                  (88,562)
                                                                                        --------
  Total Metals - (0.24)%                                                               (128,565)
                                                                                        --------
Softs
                                      Futures contracts purchased- 0.05%                 31,670
                                      Futures contracts sold- (0.01)%                    (7,629)
                                                                                        --------
  Total Softs - 0.04%                                                                    24,041
                                                                                        --------
Indices
                                      Futures contracts purchased- 0.06%                 29,992
                                      Futures contracts sold- 0.01%                       5,355
                                                                                        -------
  Total Indices - 0.07%                                                                  35,347
                                                                                        -------
Total Fair Value - 1.91%                                                            $ 1,018,420
                                                                                    ===========

                                                             % of Investments at
Country Composition        Investments at Fair Value                 Fair Value
                                   -----------------           -----------------
Australia                                   (21,872)                    (2.15)%
Canada                                       39,947                      3.92%
France                                       (4,395)                    (0.43)%
Germany                                      72,053                      7.07%
Hong Kong                                       724                      0.07%
Japan                                       (63,666)                    (6.25)%
Sweden                                          (45)                    (0.00)%
United Kingdom                             (166,823)                   (16.38)%
United States                             1,162,497                    114.15%
                                    ---------------             ----------------
                                         $1,018,420                    100.00%
                                   ================             ================
     Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding

See notes to financial statements.
                                        F-5

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statement of Income and Expenses
                   for the years ended December 31, 2001 and 2000
                    and for the period from February 2, 1999
                      (commencement of trading operations)
                              to December 31, 1999

                                                              2001           2000           1999
                                                       -----------    -----------    -----------
 Income:
  Net gain (loss) on trading of commodity interests:
   Realized gains (losses) on closed positions         $ 8,321,777    $ 3,740,830    $(3,607,794)
   Change in unrealized gains (losses) on
    open positions                                      (2,995,675)       857,257      3,156,838
                                                       -----------    -----------    -----------
                                                         5,326,102      4,598,087       (450,956)
   Less, Brokerage commissions including clearing
    fees of $106,521, $101,456 and $87,226 in
    2001, 2000 and 1999, respectively (Note 3c)         (3,312,436)    (4,029,150)    (3,196,873)
                                                       -----------    -----------    -----------
  Net realized and unrealized gains (losses)             2,013,666        568,937     (3,647,829)
  Interest income (Note 3c)                              1,580,323      3,075,979      2,047,606
                                                       -----------    -----------    -----------
                                                         3,593,989      3,644,916     (1,600,223)
                                                       -----------    -----------    -----------
Expenses:
  Management fees (Note 3b)                              1,134,883      1,380,183      1,119,609
  Incentive fees (Note 3b)                                 203,932        534,071        213,409
  Professional fees                                         43,228         52,350        235,716
  Other expenses                                            26,204         17,308         83,901
                                                       -----------    -----------    -----------
                                                         1,408,247      1,983,912      1,652,635
                                                       -----------    -----------    -----------
Net income (loss)                                      $ 2,185,742    $ 1,661,004    $(3,252,858)
                                                       -----------    -----------    -----------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 7)                                      $     41.71    $     54.65    $    (39.44)
                                                       -----------    -----------    -----------

    See notes to financial statements.

                            Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                         Statement of Partners' Capital
                   for the years ended December 31, 2001 and 2000
                      and for the period from June 15, 1998
                        (date Partnership was organized)
                              to December 31, 1999


                                                        Limited         General
                                                        Partners        Partner         Total
                                                     -----------   -------------    -----------
Initial capital contributions                       $      1,000    $      1,000    $      2,000
Proceeds from offering of 33,379 Units of Limited
   Partnership Interest and General Partner's
   contribution representing 337 Unit equivalents
   (Note 1)                                           33,379,000         337,000      33,716,000
Offering and organization costs (Note 6)                (693,000)         (7,000)       (700,000)
                                                    ------------    ------------    ------------
Opening Partnership capital for operations            32,687,000         331,000      33,018,000
Net loss                                              (3,219,625)        (33,233)     (3,252,858)
Sale of 60,121.0615 Units of Limited Partnership
   Interest and General Partner's contribution
   representing 603.9704 Unit equivalents             59,480,000         598,000      60,078,000
Redemption of 2,862.0307 Units of Limited
   Partnership Interest                               (2,754,634)           --        (2,754,634)
                                                    ------------    ------------    ------------
Partners' capital at December 31, 1999                86,192,741         895,767      87,088,508
Net income                                             1,598,093          62,911       1,661,004
Sale of 6,266.1056 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 125.4784 Unit equivalents               5,931,000         120,000       6,051,000
Redemption of 38,567.0884 Units of Limited
  Partnership Interest                               (34,769,993)           --       (34,769,993)
                                                    ------------    ------------    ------------
Partners' capital at December 31, 2000                58,951,841       1,078,678      60,030,519
Net income                                             2,141,218          44,524       2,185,742
Redemption of 8,652.4672 Units of Limited
   Partnership Interest                               (8,812,326)           --        (8,812,326)
                                                    ------------    ------------    ------------
Partners' capital at December 31, 2001              $ 52,280,733    $  1,123,202    $ 53,403,935
                                                    ------------    ------------    ------------

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

     d. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

     a. Limited Partnership Agreement: The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreement:

     The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Campbell & Company, Inc. ("Campbell"), Aspect Capital

Limited ("Aspect"), Eckhardt Trading Company ("Eckhardt") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership. Eagle Trading Systems, Inc. was terminated as an Advisor to the Partnership on March 1, 2001. Aspect Capital Management Limited was added as an Advisor to the Partnership on May 16, 2001. Effective December 31, 2001 Rabar Market Research, Inc. was terminated as an Advisor to the Partnership.

    c. Customer Agreement:

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid SSB brokerage commissions at $54 per round turn for transactions entered into by Campbell. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $3,406,754 and $6,632,240, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $2,303,242 and $2,261,410, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000, was $1,018,420 and $4,014,095, respectively.



                                                       Fair Value
                                                      December 31,
                                                           2000
                                                        ---------
        Currencies:
            -Exchange Traded Contracts                   $402,730
            -OTC Contracts                                (58,165)
        Energy                                            231,736
        Grains                                             12,073
        Interest Rates U.S.                             1,818,863
        Interest Rates Non-U.S.                         1,883,836
        Livestock                                         (13,400)
        Metals:
            -Exchange Traded Contracts                     (2,645)
            -OTC Contracts                               (389,611)
        Softs                                              24,344
        Indices                                           104,334
                                                     ------------
        Total                                          $4,014,095
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

6.  Offering and Organization Costs:

     Offering and organization expenses of approximately $700,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. The Partnership has reimbursed SSB for all such expenses incurred during the initial offering and continuous offering period (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     For the periods ended December 31, 2001 and 2000, $40,661 and $362,024, respectively, of these costs have been reimbursed to SSB, by the Partnership. In addition, the Partnership has recorded interest expense of $161 and $19,111, respectively, for the years ended December 31, 2001 and 2000 which is included in other expenses.

 7.   Financial Highlights:
     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 were as follows:

                                                         2001     2000         1999
                                                   -----------  -------     -------
Net realized and unrealized gains (losses)      $      39.09 $   40.86 $    (43.11)
Interest income                                        28.35     43.07       32.26
Expenses                                              (25.73)   (29.28)     (28.59)
                                                      ------    -------      ------
Increase (decrease) for period                         41.71     54.65      (39.44)
Net asset value per Unit, beginning of period       1,010.52    950.95    1,000.00
Offering and organization cost adjustment                 --        --      (20.76)
Redemption/subscription value per Unit
 versus net asset value per Unit                          --      4.92       11.15
                                                      ------  --------      ------
Net asset value per Unit, end of period         $   1,052.23 $1,010.52 $    950.95
                                                      ------  --------      ------
Redemption/subscription value per Unit,
 end of period*                                 $   1,052.23 $1,011.21 $    956.34
                                                      ------  --------      ------

 Ratios to Average Net Assets :
 Net income before incentive fee                         4.3%
 Incentive fee                                          (0.4)%
                                                    ---------
 Net income after incentive fee                          3.9%
                                                    ---------
 Operating expenses                                      8.0%
 Incentive fee                                           0.4%
                                                    ---------
 Total expenses and incentive fee                        8.4%
                                                    ---------
 Total return:
 Total return before incentive fee                       4.5%
 Incentive fee                                          (0.4)%
                                                    ---------
 Total return after incentive fee                        4.1%
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

   The  notional  or   contractual   amounts  of  these   instruments,   while
appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.  Subsequent Events:

     On January 31, 2002, there were additional redemptions of 261.4338 Units totaling $272,725.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     During the last fiscal year and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $3,312,436 were earned by SSB for the year ended December 31, 2001. Management fees and incentive fees of $1,134,883 and $203,932, respectively, were earned by the Advisors for the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,067.4488 (2.1%) Units of Limited Partnership Interest as of December 31, 2001.

     (c). Changes in control. None.

Item 13. Certain Relationship and Related Transactions.

     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data."and "Item 11. Executive Compensation."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements:

     Statement of Financial Condition at December 31, 2001 and 2000.

     Statement of Income and Expenses for the years ended December 31, 2001 and 2000 and the period from February 2, 1999 (commencement of trading operations) to December 31, 1999.

     Statement of Partners' Capital for the years ended December 31, 2001 and 2000 and for the period from June 15, 1998 (date Partnership was organized to December 31, 1999.

(2)  Financial Statement Schedules: Financial Data
     Schedule for the year ended December 31, 2001.
(3)  Exhibits:
     3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-61961 and incorporated herein by reference).
     3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on June 15, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
     10.1- Customer Agreement between the Partnership and Salomon Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
     10.3- Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

     10.5- Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
     10.6- Management Agreement among the Partnership, the General Partner and Eagle Trading Systems, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
     10.7- Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
     10.8- Management Agreement among the Partnership, the General Partner and Rabar Market Research (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).
     10.9- Letter extending Management Agreements with Campbell & Company, Inc., Eagle Trading Systems, Inc., Eckhardt Trading Company and Rabar Market Research for 1999 (previously filed).

     10.10- Letter extending Management Agreements with Campbell & Company, Inc., Eagle Trading Systems, Inc., Eckhardt Trading Company and Rabar Market Research for 2000 (previously filed).
     10.11- Letter extending Management Agreements with Campbell & Company, Inc., Eckhardt Trading Company, Aspect Capital Management Limited and Rabar Market Research Inc. for 2001 (filed herein).
     10.12- Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited (filed herein).
     10.13- Letters from the General Partner terminating Management Agreement with Eagle Trading Systems, Inc. and Rabar Market Research Inc. (filed herein).
(b)  Reports on 8-K: None Filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.


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


/s/ David J. Vogel                                            /s/ Shelley Ullman
David J. Vogel                                                         Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director