Form 10-Q
period 2002-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2002-05-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

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

                Item 1.          Financial Statements:

                                 Statement of Financial Condition at
                                 March 31, 2002 and December 31,
                                 2001 (unaudited).                          3

                                 Condensed Schedules of Investments at
                                 March 31, 2002 and December 31, 2001
                                 (unaudited).                             4 - 5

                                 Statement of Income and Expenses and Partners' Capital for the three months ended March 31, 2002 and 2001
                                 (unaudited).                               6

                                 Notes to Financial Statements
                                 (unaudited)                              7 - 10

                Item 2.          Management's Discussion and
                                 Analysis of Financial Condition
                                 and Results of Operations               11 - 12

                Item 3.          Quantitative and Qualitative
                                 Disclosures of Market Risk              13 - 14

PART II - Other Information                                                 15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                        MARCH 31,   DECEMBER 31,
                                                            2002       2001
                                                       -------------------------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                 $48,329,135   $53,304,715
  Net unrealized appreciation
   on open contracts                                     1,408,651     1,018,420
                                                       -----------   -----------
                                                        49,737,786    54,323,135
Interest receivable                                         58,720        62,378
                                                       -----------   -----------
                                                       $49,796,506   $54,385,513
                                                       ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                          $   228,382   $   249,428
  Management fees                                           59,869        91,845
  Incentive fees                                              --         203,932
  Other                                                     85,589        66,064
Redemptions payable                                        332,147       370,309
                                                       -----------   -----------
                                                           705,987       981,578
                                                       -----------   -----------

Partners' Capital:

General Partner, 1,067.4488 Unit
   equivalents outstanding in 2002 and 2001              1,052,793     1,123,202

Limited Partners, 48,706.4092 and 49,685.5808
   Units of Limited Partnership Interest outstanding
   in 2002 and 2001, respectively                       48,037,726    52,280,733
                                                       -----------   -----------
                                                        49,090,519    53,403,935
                                                       -----------   -----------
                                                       $49,796,506   $54,385,513
                                                       ===========   ===========

See Notes to Financial Statements.

                      Salomon Smith Barney Global Diversified
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector            Contract                                            Fair Value
---------         -----------------------                            -----------

Currencies
                    Exchange traded contracts purchased - 0.18%      $    87,930
                    Exchange traded contracts sold - 0.02%                 7,978
                                                                     -----------
                       Total Exchange traded contracts 0.20%              95,908

                    Over the counter contracts purchased - (0.10)%       (47,136)
                    Over the counter contracts sold - 0.35%              173,334
                                                                     -----------
                       Total Over the counter Contracts 0.25%            126,198
                                                                     -----------
     Total Currencies - 0.45%                                            222,106
                                                                     -----------

Total Energy - 0.89% Futures contracts purchased -0.89%                  437,196
                                                                     -----------
Grains
                    Futures contracts purchased - 0.09%                   45,461
                    Futures contracts sold - 0.11%                        54,866
                                                                     -----------
      Total Grains - 0.20%                                               100,327
                                                                     -----------

Interest Rates Non-U.S
                    Futures contracts purchased - 0.15%                   76,273
                    Futures contracts sold - 1.07%                       524,275
                                                                     -----------
      Total Interest Rates Non-U.S. - 1.22%                              600,548
                                                                     -----------

Total Interest Rates U.S. - 0.05%  Futures contracts sold - 0.05%         23,131
                                                                     -----------

Total Livestock - 0.17%            Futures contracts sold - 0.17%         83,695
                                                                     -----------

Metals
                      Futures contracts purchased - 0.12%                 56,867
                      Futures contracts sold - (0.06)%                   (29,183)
                                                                     -----------
      Total Metals - 0.06%                                                27,684
                                                                     -----------
Softs
                      Futures contracts purchased - 0.04%                 19,266
                      Futures contracts sold - (0.01)%                    (7,067)
                                                                     -----------
      Total Softs - 0.03%                                                 12,199
                                                                     -----------
Indices
                      Futures contracts purchased - (0.19)%              (92,268)
                      Futures contracts sold - (0.01)%                    (5,967)
                                                                     -----------
                      Total Indices - (0.20)%                            (98,235)
                                                                     -----------

Total Fair Value - 2.87%                                             $ 1,408,651
                                                                     ===========

                                                                % of Investments
     Country Composition    Investments at Fair Value              at Fair Value
-------------------------   -------------------        -------------------------
       Australia                  $ 94,328                               6.70%
       Canada                        5,580                               0.40%
       France                        2,895                               0.20%
       Germany                     250,774                              17.80%
       Hong Kong                    (1,949)                             (0.14)%
       Italy                         3,047                               0.22%
       Japan                        (5,205)                             (0.37)%
       Spain                        (5,206)                             (0.37)%
       United Kingdom              244,939                              17.39%
       United States               819,448                              58.17%
                            -----------------                     --------------
                               $ 1,408,651                             100.00%
                            ==================                   ===============

Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001
                                  (Unaudited)

   Sector             Contract                                        Fair Value
------------          ------------------                            ------------
Currencies
                      Exchange traded contracts purchased - 0.08%        $43,336
                      Exchange traded contracts sold - 0.11%              58,200
                                                                    ------------
                        Total Exchange traded contracts - 0.19%          101,536
                                                                    ------------
                      Over the counter contracts purchased - 1.42%       760,465
                      Over the counter contracts sold - 0.28%            147,088
                                                                    ------------
                         Total Over the counter - 1.70%                  907,553
                                                                    ------------
      Total Currencies - 1.89%                                         1,009,089
                                                                    ------------
Energy
                      Futures contracts purchased - 0.00% *                  780
                      Futures contracts sold - (0.09)%                   (50,752)
                                                                    ------------
      Total Energy - (0.09)%                                             (49,972)
                                                                    ------------
Grains
                      Futures contracts purchased - (0.01)%               (3,712)
                      Futures contracts sold - 0.14%                      74,614
                                                                     -----------
      Total Grains - 0.13%                                                70,902
                                                                     -----------
Interest Rates Non-U.S.
                      Futures contracts purchased - (0.12)%              (64,972)
                      Futures contracts sold - 0.12%                      62,970
                                                                     -----------
      Total Interest Rates Non-U.S. - 0.00%                               (2,002)
                                                                     -----------
Interest Rates U.S.
                      Futures contracts purchased - 0.09%                 47,044
                      Futures contracts sold - 0.02%                      14,726
                                                                     -----------
      Total Interest Rates U.S. - 0.11%                                   61,770
                                                                     -----------
Livestock
                      Futures contracts purchased -(0.00)% *                (350)
                      Futures contracts sold - 0.00% *                    (1,840)
                                                                     -----------
      Total Livestock - 0.00% *                                           (2,190)
                                                                     -----------
Metals
                      Futures contracts purchased - (0.07)%              (40,003)
                      Futures contracts sold - (0.17)%                   (88,562)
                                                                     -----------
      Total Metals - (0.24)%                                            (128,565)
                                                                     -----------
Softs
                      Futures contracts purchased - 0.05%                 31,670
                      Futures contracts sold - (0.01)%                    (7,629)
                                                                    ------------
      Total Softs - 0.04%                                                 24,041
                                                                    ------------
Indices
                       Futures contracts purchased - 0.06%                29,992
                       Futures contracts sold - 0.01%                      5,355
                                                                    ------------
      Total Indices - 0.07%                                               35,347
                                                                    ------------

Total Fair Value - 1.91%                                              $1,018,420
                                                                    ============

                                                             % of Investments at
       Country Composition        Investments at Fair Value           Fair Value
       --------------------        ---------------------          --------------
          Australia                      $ (21,872)                    (2.15)%
          Canada                            39,947                      3.92%
          France                            (4,395)                    (0.43)%
          Germany                           72,053                      7.07%
          Hong Kong                            724                      0.07%
          Japan                            (63,666)                    (6.25)%
          Sweden                               (45)                     0.00% *
          United Kingdom                  (166,823)                   (16.38)%
          United States                  1,162,497                    114.15%
                                   ----------------------          -------------
                                       $ 1,018,420                    100.00%
                                   ======================          =============
Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                THREE MONTHS ENDED  THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                           2002             2001
                                                    ----------------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $ (2,926,440)   $  5,380,527
  Change in unrealized gains (losses) on open
   positions                                             390,231      (1,828,477)
                                                    ------------    ------------

                                                      (2,536,209)      3,552,050
  Interest income                                        170,598         597,121
                                                    ------------    ------------

                                                      (2,365,611)      4,149,171
                                                    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
   of $39,184 and $16,401, respectively                  752,484         859,126 *
  Management fees                                        195,752         299,457
  Other expenses                                          19,525           8,642
  Incentive fees                                            --           274,664
                                                    ------------    ------------

                                                         967,761       1,441,889
                                                    ------------    ------------

Net income (loss)                                     (3,333,372)      2,707,282

Redemptions                                             (980,044)     (1,290,518)
                                                    ------------    ------------
Net increase (decrease) in Partners' capital          (4,313,416)      1,416,764

Partners' capital, beginning of period                53,403,935      60,030,519
                                                    ------------    ------------

Partners' capital, end of period                    $ 49,090,519    $ 61,447,283
                                                    ============    ============

Net asset value per Unit
  (49,773.8580 and 58,146.7533 Units outstanding
  at March 31, 2002 and 2001, respectively)         $     986.27    $   1,056.76
                                                    ============    ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (65.96)   $      46.24
                                                    ============    ============

* Amount reclassified for comparative purposes

See Notes to Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
1.       General:

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Eckhardt Trading Company ("Eckhardt") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                          THREE-MONTHS ENDED
                                                MARCH 31,
                                     -----------------------------
                                            2002          2001
                                      ------------    ---------

Net realized and unrealized
  gains(losses)                      $     (65.09) $      46.05
Interest income                              3.38         10.12
Expenses                                    (4.25)        (9.93)
                                        ---------     ---------
Increase(decrease) for period              (65.96)        46.24
Net Asset Value per Unit,
 beginning of period                     1,052.23      1,010.52
                                        ---------     ---------
Net Asset Value per Unit,
 end of period                       $     986.27  $   1,056.76
                                        =========     =========

Ratios to average net assets: *

Net income (loss) before incentive
 fee                                       (26.4)%        20.1%
Incentive fee                                0.0%         (1.8)%
                                        ---------     ---------

Net income (loss) after incentive
 fee                                       (26.4)%        18.3%
                                        =========     =========

Operating expenses                           7.7%          7.9%
Incentive fee                                0.0%          1.8%
                                        ---------     ---------

Total expenses and incentive fee             7.7%          9.7%
                                        =========     =========

Total return:
Total return before incentive fee           (6.3)%         6.4%
Incentive fee                                0.0 %        (1.8)%
                                        ---------     ---------

Total return before incentive fee           (6.3)%         4.6%
                                        =========     =========


* Annualized

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $1,169,695 and $2,303,242, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $1,408,651 and $1,018,420, respectively.

4.       Financial Instrument Risk

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greate r risk of default by the counterparty to an

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

OTC contract.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 8.1% from $53,403,935 to $49,090,519. This decrease was attributable to a net loss from operations of $3,333,372 coupled with the redemption of 979.1716 Units resulting in an outflow of $980,044 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit decreased 6.3% from $1,052.23 to $986.27 as compared to an increase of 4.6% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $2,536,209. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices, metals and softs and were partially offset by gains in energy and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $3,552,050. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy, and grains.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Interest income for the three months ended March 31, 2002 decreased by $426,523 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to the decrease in interest rates during the three months ended March 31, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2002 decreased by $106,642 as compared to the corresponding period in 2001. The decrease in brokerage commissions is due to a decrease in net assets during the three months ended March 31, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2002 decreased by $103,705 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Incentive fees paid annually by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2002 and 2001 resulted in an incentive fee accrual of $0, and $274,664, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was approximately $49,090,519 There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                 March 31, 2002
                                   (Unaudited)
                                                                    Year to Date
                                               % of Total              High            Low
Market Sector                Value at Risk    Capitalization      Value at Risk    Value at Risk
------------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  557,596            1.14%        $  730,514    $  141,046
 - OTC Contracts                  880,137            1.79%         1,134,012       720,029
Energy                            879,900            1.79%           887,900       209,300
Grains                             83,586            0.17%           162,671        62,730
Interest Rates U.S.               299,400            0.61%           401,100       119,100
Interest Rates Non-U.S          1,111,798            2.27%         1,477,765       551,414
Metals:
-   Exchange Traded Contracts     209,200            0.42%           209,600        50,000
-   OTC Contracts                 161,300            0.33%           260,950        70,100
Softs                              75,400            0.15%           133,950        36,600
Livestock                          37,550            0.08%            37,950         3,112
Indices                         1,321,833            2.69%         1,456,502       259,698
                               ----------       ----------
Total                          $5,617,700           11.44%
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

Date:      5/13/02
           ---------


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


Date:      5/13/02
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 5/13/02