Form 10-Q
period 2002-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2002-08-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002
                      -------------

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

                Item 1.   Financial Statements:

                          Statement of Financial Condition at
                          June 30, 2002 and December 31,
                          2001 (unaudited).                                3

                          Condensed Schedules of Investments at
                          June 30, 2002 and December 31, 2001
                          (unaudited).                                   4 - 5

                          Statement of Income and Expenses and
                          Partners' Capital for the three and
                          six months ended June 30, 2002 and
                          2001 (unaudited).                                6

                          Notes to Financial Statements
                          (unaudited)                                    7 - 11

                Item 2.   Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                     12 - 14

                Item 3.   Quantitative and Qualitative
                          Disclosures of Market Risk                    15 - 16

PART II - Other Information                                                17

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                        JUNE 30,  DECEMBER 31,
                                                           2002         2001
                                                   -----------------------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                               $49,385,049   $53,304,715
  Net unrealized appreciation
   on open contracts                                   1,994,983     1,018,420
                                                     -----------   -----------
                                                      51,380,032    54,323,135
Interest receivable                                       52,722        62,378
                                                     -----------   -----------
                                                     $51,432,754   $54,385,513
                                                     ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                        $   228,277   $   249,428
  Management fees                                         74,795        91,845
  Incentive fees                                         113,124       203,932
  Other                                                   72,772        66,064
Redemptions payable                                    1,436,580       370,309
                                                     -----------   -----------
                                                       1,925,548       981,578
                                                     -----------   -----------

Partners' Capital:

General Partner, 1,067.4488 Unit
 equivalents outstanding in 2002 and 2001              1,128,827     1,123,202
Limited Partners, 45,747.6880 and 49,685.5808
 Units of Limited Partnership Interest outstanding
 in 2002 and 2001, respectively                       48,378,379    52,280,733
                                                     -----------   -----------
                                                      49,507,206    53,403,935
                                                     -----------   -----------
                                                     $51,432,754   $54,385,513
                                                     ===========   ===========


See Notes to Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

Sector                               Contract                                           Fair Value
------------------------             --------------------------------------------     -------------
Currencies
                                     Over the counter contracts purchased - 3.94%       $ 1,949,016
                                     Over the counter contracts sold - (2.18)%           (1,080,951)
                                                                                         ----------
                                     Total Over the counter contracts - 1.76%               868,065

                                     Exchange traded contracts purchased - 0.00% *              100
                                     Exchange traded contracts sold - 0.01%                   6,988
                                                                                         ----------
                                     Total Exchange traded contracts - 0.01%                  7,088
                                                                                         ----------
   Total Currencies - 1.77%                                                                 875,153
                                                                                         ----------

Energy                               Futures contracts purchased - 0.08%                     40,833
                                     Futures contracts sold - 0.02%                           7,880
                                                                                         ----------
   Total Energy - 0.10%                                                                      48,713
                                                                                         ----------
Grains
                                      Futures contracts purchased - 0.15%                    75,974
                                      Futures contracts sold - 0.00% *                       (1,932)
                                                                                         ----------
   Total Grains - 0.15%                                                                      74,042
                                                                                         ----------

Total Interest Rates U.S.- 0.74%      Futures contracts purchased - 0.74%                   366,421
                                                                                         ----------

Total Interest Rates Non-U.S.- 1.25%  Futures contracts purchased - 1.25%                   617,627
                                                                                         ----------

Metals
                                      Futures contracts purchased - 0.04%                    22,573
                                      Futures contracts sold - (0.25)%                     (125,437)
                                                                                          ---------
   Total Metals - (0.21)%                                                                  (102,864)
                                                                                          ---------
Softs
                                      Futures contracts purchased - 0.06%                    29,500
                                      Futures contracts sold - 0.03%                         17,214
                                                                                          ---------
    Total Softs - 0.09%                                                                      46,714
                                                                                          ---------
Indices
                                      Futures contracts purchased - (0.02)%                  (9,880)
                                      Futures contracts sold - 0.16%                         79,057
                                                                                          ---------
    Total Indices - 0.14%                                                                    69,177
                                                                                          ---------

Total Fair Value - 4.03%                                                                $ 1,994,983
                                                                                        ===========
                                                                       % of Investments
Country Composition              Investments at Fair Value                at Fair Value
------------------------------   -------------------------               ---------------
 Australia                                  $ 2,725                           0.14%
 Canada                                      51,935                           2.60%
 Germany                                    122,700                           6.15%
 France                                      (4,882)                         (0.25)%
 Hong Kong                                  (26,083)                         (1.31)%
 Italy                                       (1,473)                         (0.07)%
 Japan                                      272,845                          13.68%
 Spain                                       29,258                           1.47%
 United Kingdom                             148,920                           7.46%
 United States                            1,399,038                          70.13%
                                 -----------------------                 ----------
                                        $ 1,994,983                         100.00%
                                 =======================                 ==========


* Due to rounding
See Notes to Financial Statements

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

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                              --------------------------     ----------------------------
                                                                   2002            2001             2002            2001
                                                              --------------------------     ----------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions               $  3,751,623    $ (2,364,309)   $    825,183    $  3,016,219
  Change in unrealized gains (losses) on open
   positions                                                     586,332      (1,255,133)        976,563      (3,083,611)
                                                            ------------    ------------    ------------       ---------
                                                               4,337,955      (3,619,442)      1,801,746         (67,392)
  Interest income                                                161,554         410,390         332,152       1,007,511
                                                            ------------    ------------    ------------       ---------
                                                               4,499,509      (3,209,052)      2,133,898         940,119
                                                            ------------    ------------    ------------       ---------


Expenses:
  Brokerage commissions including clearing fees
  of $38,349, $28,014 , $77,533 and $44,415, respectively        742,965         801,176*      1,495,449       1,660,302 *
  Management fees                                                192,744         280,289         388,496         579,746
  Other expenses                                                  24,750          24,536          44,275          33,178
  Incentive fees                                                 113,124        (274,664)        113,124            --
                                                            ------------    ------------    ------------       ---------
                                                               1,073,583         831,337       2,041,344       2,273,226
                                                            ------------    ------------    ------------       ---------

  Net income (loss)                                            3,425,926      (4,040,389)         92,554      (1,333,107)

Redemptions                                                   (3,009,239)     (4,528,191)     (3,989,283)     (5,818,709)
                                                            ------------    ------------    ------------       ---------
  Net increase (decrease) in Partners' capital                   416,687      (8,568,580)     (3,896,729)     (7,151,816)

Partners' capital, beginning of period                        49,090,519      61,447,283      53,403,935      60,030,519
                                                            ------------    ------------    ------------       ---------

Partners' capital, end of period                            $ 49,507,206    $ 52,878,703    $ 49,507,206    $ 52,878,703
                                                            ------------    ------------    ------------       ---------

Net asset value per Unit
  (46,815.1368 and 53,647.8514 Units outstanding
    at June 30, 2002 and 2001, respectively)                $   1,057.50    $     985.66    $   1,057.50    $     985.66
                                                            ------------    ------------    ------------       ---------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $      71.23    $     (71.10)   $       5.27    $     (24.86)
                                                            ------------    ------------    ------------        ---------


 * Amounts reclassified for comparative purposes
See Notes to Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
1.       General:

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Eckhardt Trading Company ("Eckhardt") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                       THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                              JUNE 30,                JUNE   30,
                                       ------------------        ------------------
                                       2002          2001        2002         2001
Net realized and unrealized
  gain(losses) *                      $74.73      $(77.71)       $9.64      $(31.66)
Interest income                         3.30         7.31         6.68        17.43
Expenses **                            (6.80)       (0.70)      (11.05)      (10.63)
                                   ---------    ---------    ---------    ---------

Increase(decrease) for period          71.23       (71.10)        5.27       (24.86)
Net Asset Value per Unit,
 beginning of period                  986.27     1,056.76     1,052.23     1,010.52
                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit,
 end of period                     $1,057.50      $985.66    $1,057.50      $985.66
                                   =========    =========    =========    =========


* Net realized and unrealized gains (losses) is net of commission expense.

**      Expenses exclude commission expense.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                   THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                        JUNE 30,         JUNE  30,
                                     --------------    -------------
                                      2002     2001    2002    2001
Ratio to average net assets: *
Net income(loss)before
  incentive fee                       29.3%   (30.7)%   0.8%   (4.7)%
Incentive fee                         (0.9)%    1.9%   (0.5)%   0.0%
                                      ----     ----     ---     ---
Net income(loss) after
 incentive fee                        28.4%   (28.8)%   0.3%   (4.7)%
                                      ====     ====     ===     ===

Operating expenses                     7.9%     7.9%    7.8%    7.9%
Incentive fee                          0.9%    (1.9)%   0.5%    0.0%
                                      ----     ----     ---     ---
Total expenses and incentive fees      8.8%     6.0%    8.3%    7.9%
                                      ====     ====     ===     ===

Total return:

Total return before incentive fee      7.5%    (7.2)%   0.7%   (2.5)%
Incentive fee                         (0.3)%    0.5%   (0.2)%   0.0%
                                      ----     ----     ---     ---
Total return after incentive fee       7.2%    (6.7)%   0.5%   (2.5)%
                                      ====     ====     ===     ===

* Annualized

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, was $1,520,767 and $2,303,242, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $1,994,983 and $1,018,420, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.


4.       Financial Instrument Risk

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital decreased 7.3% from $53,403,935 to $49,507,206. This decrease was attributable to the redemption of 3,937.8928 Units resulting in an outflow of $3,989,283, which was partially offset by net income from operations of $92,554. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 7.2% from $986.27 to $1,057.50 as compared to a decrease of 6.7% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $4,337,955. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains, indices, non-U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $3,619,442. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, softs and indices and were partially offset by gains in grains, metals and livestock.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill yield. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $248,836 and $675,359, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to the decrease in interest rates during the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2002 decreased by $58,211 and $164,853, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions is due to a decrease in net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $87,545 and $191,250, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to a decrease in net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Incentive fees paid annually by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 2002 resulted in an incentive fee accrual of $113,124. There were no incentive fees earned for the three and six months ended June 30, 2001.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $49,507,206. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                  June 30, 2002
                                   (Unaudited)


                                                                  Year to Date
                                           % of Total         High          Low
Market Sector                Value at Risk Capitalization  Value at Risk Value at Risk
---------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $   40,040      0.08%     $  869,886   $   40,040
 - OTC Contracts                1,023,585      2.07%      1,134,012      720,029
Energy                            211,000      0.43%        887,900       57,590
Grains                             64,622      0.13%        162,671       39,929
Interest Rates U.S.               226,200      0.46%        821,800      119,100
Interest Rates Non-U.S          1,101,581      2.22%      1,477,765      551,414
Metals:
- Exchange Traded Contracts       147,800      0.30%        224,200       50,000
- OTC Contracts                   242,825      0.49%        328,025       70,100
Softs                             140,000      0.28%        140,000       36,600
Indices                           481,919      0.97%      2,544,972      259,698
                               ----------   --------
Total                          $3,679,572      7.43%
                               ==========   ========


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

                    In April 2002,  consolidated  amended  complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.


Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:      8/14/02
           ---------


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


Date:      8/14/02
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 8/14/02