Form 10-Q
period 2002-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2002-11-14
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002
                      ------------------

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

                Item 1.          Financial Statements:

                                 Statements of Financial Condition at
                                 September 30, 2002 and December 31,
                                 2001 (unaudited).                        3

                                 Condensed Schedules of Investments at
                                 September 30, 2002 and December 31,
                                 2001 (unaudited).                      4 - 5

                                 Statements of Income and Expenses
                                 and Partners' Capital for the
                                 three and nine months ended
                                 September 30, 2002
                                 and 2001 (unaudited).                    6

                                 Notes to Financial Statements
                                 (unaudited).                           7 - 11

               Item 2.           Management's Discussion and
                                 Analysis of Financial Condition
                                 and Results of Operations.            12 - 14

               Item 3.           Quantitative and Qualitative
                                 Disclosures of Market Risk.           15 - 16

               Item 4.           Controls and Procedures.                 17

PART II - Other Information                                               18

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                              SEPTEMBER 30, DECEMBER 31,
                                                                 2002           2001
                                                              -----------   -----------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                       $52,018,197   $53,304,715
  Net unrealized appreciation
   on open contracts                                           1,791,075     1,018,420
                                                             -----------   -----------
                                                              53,809,272    54,323,135
Interest receivable                                               56,752        62,378
                                                             -----------   -----------
                                                             $53,866,024   $54,385,513
                                                             ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Accrued expenses:
  Commissions                                                $   239,077   $   249,428
  Management fees                                                 77,324        91,845
  Incentive fees                                               1,188,434       203,932
  Other                                                           61,812        66,064
Redemptions payable                                              208,305       370,309
                                                             -----------   -----------
                                                               1,774,952       981,578
                                                             -----------   -----------
Partners' Capital:

General Partner, 619.7983 and 1,067.4488 Units
   equivalents outstanding in 2002 and  2001, respectively       722,710     1,123,202
Limited Partners, 44,053.8581 and 49,685.5808
   Units of Limited Partnership Interest outstanding
   in 2002 and 2001, respectively                             51,368,362    52,280,733
                                                             -----------   -----------
                                                              52,091,072    53,403,935
                                                             -----------   -----------
                                                             $53,866,024   $54,385,513
                                                             ===========   ===========


See Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2002
                                   (Unaudited)

Sector                                    Contract                                            Fair Value
-------------------------------          ---------------------------------------           --------------
Currencies
                                          Exchange contracts purchased - 0.04%                  $ 23,219
                                          Exchange contracts sold - 0.03%                         18,060
                                                                                             ------------
                                            Total Exchange traded contracts - 0.07%               41,279
                                                                                              -----------
                                          Over the counter contracts purchased - 0.33%           169,512
                                          Over the counter contracts sold - (0.33)%             (172,042)
                                                                                             ------------
                                             Total Over the counter - (0.00)%*                    (2,530)
                                                                                             ------------
   Total Currencies - 0.08%                                                                       38,749
                                                                                             ------------


Total Energy - 0.35%                       Futures contracts purchased - 0.35%                   180,505
                                                                                             -----------

Grains
                                           Futures contracts purchased - 0.08%                    40,179
                                           Futures contracts sold - 0.00% *                        2,375
                                                                                             ------------
    Total Grains - 0.08%                                                                          42,554
                                                                                             ------------

Total Interest Rates U.S. - 0.76%          Futures contracts purchased - 0.76%                   396,503
                                                                                             ------------

Total Interest Rates Non-U.S. - 1.23%      Futures contracts purchased - 1.23%                   640,490
                                                                                             ------------
Metals
                                           Futures contracts purchased - (0.35)%                (180,635)
                                           Futures contracts sold - 0.42%                        216,727
                                                                                              -----------
   Total Metals - 0.07%                                                                           36,092
                                                                                             ------------

Softs
                                           Futures contracts purchased - 0.22%                   114,170
                                           Futures contracts sold - (0.02)%                       (8,745)
                                                                                             ------------
   Total Softs - 0.20%                                                                           105,425
                                                                                             ------------

Total Indices - 0.67%                      Futures contracts sold - 0.67%                        350,757
                                                                                             -----------

Total Fair Value - 3.44%                                                                     $ 1,791,075
                                                                                             ===========

                                                                              % of Investments at
Country Composition                        Investments at Fair Value               Fair Value
----------------------------               ----------------------------         -------------------
Australia                                          $42,481                             2.37%
Canada                                              24,161                             1.35%
Germany                                            342,945                            19.15%
Hong Kong                                           26,739                             1.49%
France                                              16,654                             0.93%
Italy                                               17,922                             1.00%
Japan                                                8,620                             0.48%
Spain                                               35,198                             1.97%
Singapore                                          (11,613)                           (0.65)%
United Kingdom                                     481,417                            26.88%
United States                                      806,551                            45.03%
                                            ---------------------                ----------------
                                                $1,791,075                           100.00%
                                            ====================                 =================


Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See Notes to Unaudited Financial Statements

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                Contract                                                  Fair Value
------------------------------------  ------------------------------------                  ------------
Currencies
                                      Exchange traded contracts purchased - 0.08%                  $43,336
                                      Exchange traded contracts sold - 0.11%                        58,200
                                                                                              ------------
                                       Total Exchange traded contracts - 0.19%                     101,536
                                                                                              ------------
                                      Over the counter contracts purchased - 1.42%                 760,465
                                      Over the counter contracts sold - 0.28%                      147,088
                                                                                               ------------
                                        Total Over the counter - 1.70%                             907,553
                                                                                               ------------
  Total Currencies - 1.89%                                                                       1,009,089
                                                                                               ------------
Energy
                                      Futures contracts purchased - 0.00% *                            780
                                      Futures contracts sold - (0.09)%                             (50,752)
                                                                                               ------------
  Total Energy - (0.09)%                                                                           (49,972)
                                                                                               ------------
Grains
                                      Futures contracts purchased - (0.01)%                         (3,712)
                                      Futures contracts sold - 0.14%                                74,614
                                                                                               ------------
 Total Grains - 0.13%                                                                               70,902
                                                                                               ------------
Interest Rates Non-U.S.
                                      Futures contracts purchased -  (0.12)%                       (64,972)
                                      Futures contracts sold - 0.12%                                62,970
                                                                                               ------------
  Total Interest Rates Non-U.S. - 0.00% *                                                           (2,002)
                                                                                               ------------

Interest Rates U.S.
                                      Futures contracts purchased - 0.09%                           47,044
                                      Futures contracts sold - 0.02%                                14,726
                                                                                                ------------
  Total Interest Rates U.S. - 0.11%                                                                 61,770
                                                                                                ------------
Livestock
                                      Futures contracts purchased - (0.00)% *                         (350)
                                      Futures contracts sold - 0.00% *                              (1,840)
                                                                                                ------------
  Total Livestock -0.00% *                                                                          (2,190)
                                                                                                ------------
Metals
                                      Futures contracts purchased - (0.07)%                        (40,003)
                                      Futures contracts sold - (0.17)%                             (88,562)
                                                                                                ------------
  Total Metals - (0.24)%                                                                          (128,565)
                                                                                                ------------
Softs
                                      Futures contracts purchased - 0.05%                           31,670
                                      Futures contracts sold - (0.01)%                              (7,629)
                                                                                                ------------
  Total Softs - 0.04%                                                                               24,041
                                                                                                ------------
Indices
                                      Futures contracts purchased - 0.06%                           29,992
                                      Futures contracts sold - 0.01%                                 5,355
                                                                                                ------------
  Total Indices - 0.07%                                                                             35,347
                                                                                                ------------
Total Fair Value - 1.91%                                                                        $1,018,420
                                                                                               ============
                                                                           % of Investments at
Country Composition                        Investments at Fair Value            Fair Value
----------------------------------        ------------------------------ --------------------------

Australia                                             (21,872)                     (2.15)%
Canada                                                 39,947                       3.92%
France                                                 (4,395)                     (0.43)%
Germany                                                72,053                       7.07%
Hong Kong                                                 724                       0.07%
Japan                                                 (63,666)                     (6.25)%
Sweden                                                    (45)                     (0.00)%
United Kingdom                                       (166,823)                    (16.38)%
United States                                       1,162,497                     114.15%
                                          ------------------------------ --------------------------
                                                   $1,018,420                     100.00%
                                          ============================== ==========================

  Percentages are based on Partners' capital unless otherwise indicated
  * Due to rounding
  See Notes to Unaudited Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ---------     ------------      ----------     -----------
                                                                  2002            2001            2002             2001
                                                              ----------    ------------      ----------     ------------
Income:
  Net gains on trading of commodity
   interests:
  Realized gains on closed positions                        $  7,140,476    $  2,984,034    $  7,965,659    $  6,000,252
  Change in unrealized gains (losses) on open
   positions                                                    (203,908)      1,740,941         772,655      (1,342,669)
                                                            ------------    ------------    ------------    ------------
                                                               6,936,568       4,724,975       8,738,314       4,657,583
  Interest income                                                173,830         352,998         505,982       1,360,509
                                                            ------------    ------------    ------------    ------------
                                                               7,110,398       5,077,973       9,244,296       6,018,092
                                                            ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
  of $24,917, $31,929, $102,450 and $76,344, respectively        777,877         814,607 *     2,273,326       2,474,909 *
  Management fees                                                235,734         274,456         624,230         854,202
  Incentive fees                                               1,075,310         346,983       1,188,434         346,983
  Other expenses                                                  27,068          23,932          71,343          57,110
                                                            ------------    ------------    ------------    ------------
                                                               2,115,989       1,459,978       4,157,333       3,733,204
                                                            ------------    ------------    ------------    ------------

  Net income                                                   4,994,409       3,617,995       5,086,963       2,284,888

  Redemptions - Limited Partners                              (1,910,544)     (1,862,273)     (5,899,827)     (7,680,982)
              - General Partner                                (499,999)           --          (499,999)           --
                                                            ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                 2,583,866       1,755,722      (1,312,863)     (5,396,094)


Partners' capital, beginning of period                        49,507,206      52,878,703      53,403,935      60,030,519
                                                            ------------    ------------    ------------    ------------
Partners' capital, end of period                            $ 52,091,072    $ 54,634,425    $ 52,091,072    $ 54,634,425
                                                            ------------    ------------    ------------    ------------
Net asset value per Unit
  (44,673.6564 and 51,822.9486 Units outstanding
  at September 30, 2002 and 2001, respectively)             $   1,166.04    $   1,054.25    $   1,166.04    $   1,054.25
                                                            ------------    ------------    ------------    ------------
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $     108.54    $      68.59    $     113.81    $      43.73
                                                            ------------    ------------    ------------    ------------

 * Amounts reclassified for comparative purposes
See Notes to Unaudited Financial Statements


            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
1.       General:

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2002, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Eckhardt Trading Company ("Eckhardt") (each, an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                     THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                                 ---------    ---------    ---------    ---------
                                     2002          2001        2002          2001
Net realized and unrealized
  gains *                        $  133.88     $  74.17    $  143.52     $  42.51
Interest income                       3.81         6.66        10.49        24.09
Expenses **                         (29.15)      (12.24)      (40.20)      (22.87)
                                 ---------    ---------    ---------    ---------
Increase for the period             108.54        68.59       113.81        43.73

Net Asset Value per Unit,
 beginning of period              1,057.50       985.66     1,052.23     1,010.52
                                 ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                  $ 1,166.04   $ 1,054.25   $ 1,166.04   $ 1,054.25
                                 =========    =========    =========    =========


* Net realized and unrealized gains is net of commission expense. ** Expenses exclude commission expense.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                     THREE-MONTHS ENDED  NINE-MONTHS ENDED
                                        SEPTEMBER 30,      SEPTEMBER 30,
                                       2002      2001      2002     2001
                                       -----     ----     -----    ----
Ratio to average net assets: *

Net income before incentive fees       48.0%    29.5%     16.8%    6.2%
Incentive fees                         (8.5)%   (2.6)%    (3.2)%  (0.8)%
                                       ----     ----      ----     ---
Net income after incentive fees        39.5%    26.9%     13.6%    5.4%
                                       ====     ====      ====     ===

Operating expenses                      8.2%     8.3%      7.9%    8.0%
Incentive fees                          8.5%     2.6%      3.2%    0.8%
                                       ----     ----      ----     ---
Total expenses and incentive fees      16.7%    10.9%     11.1%    8.8%
                                       ====     ====      ====     ===

Total return:

Total return before incentive fees     12.5%     7.6%    13.3%    5.0%
Incentive fees                         (2.2)%   (0.6)%   (2.5)%  (0.7)%
                                       ----     ----     ----     ---
Total return after incentive fees      10.3%     7.0%    10.8%    4.3%
                                       ====     ====     ====     ===

* Annualized

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2002 and December 31, 2001, based on a monthly calculation, were $1,691,503 and $2,303,242, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2002 and December 31, 2001, was $1,791,075 and $1,018,420, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.


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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2002, Partnership capital decreased 2.5% from $53,403,935 to $52,091,072. This decrease was attributable to the redemption of 5,631.7227 Units of Limited Partnership Interest resulting in an outflow of $5,899,827 and 447.6505 General Partner Unit equivalents totaling to $499,999, which was partially offset by net income from operations of $5,086,963. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

Results of Operations

     During the Partnership's third quarter of 2002, the net asset value per Unit increased 10.3% from $1,057.50 to $1,166.04 as compared to an increase of 7.0% in the third quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $6,936,568. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non - U.S. interest rates, and indices and were partially offset by losses in currencies, softs and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $4,724,975. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, softs and livestock.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. SSB may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. SSB will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2002 decreased by $179,168 and $854,527, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to the decrease in interest rates during the three and nine months ended September 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2002 decreased by $36,730 and $201,583, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions is due to a decrease in net assets during the three and nine months ended September 30, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2002 decreased by $38,722 and $229,972, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to a decrease in net assets during the three and nine months ended September 30, 2002 as compared to 2001.

     Incentive fees paid annually by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2002 resulted in an incentive fee accrual of $1,075,310 and $1,188,434, respectively. Trading performance for the three and nine months ended September 30, 2001, resulted in an incentive fee accrual of $346,983.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2002, the Partnership's total capitalization was $52,091,072. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                               September 30, 2002
                                   (Unaudited)

                                                                      Year  to Date
                                              % of Total           High            Low
Market Sector                Value at Risk   Capitalization    Value at Risk    Value at Risk
----------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  154,124       0.30%           $  704,245    $   22,562
 - OTC Contracts                  927,540       1.78%            4,656,072       537,456
Energy                            773,700       1.49%              950,800        64,940
Grains                             35,390       0.07%              274,215        13,000
Interest Rates U.S.               265,000       0.51%            1,278,438        98,100
Interest Rates Non-U.S            961,979       1.85%            2,545,790       496,691
Metals:
 - Exchange Traded Contracts      153,600       0.29%              248,000        66,000
 - OTC Contracts                  285,750       0.55%              328,025        65,250
Softs                              68,500       0.13%              177,000        22,600
Indices                           424,752       0.81%            1,065,066        75,902
                               ----------   ----------
Total                          $4,050,335       7.78%
                               ==========   ==========


Item 4. Control and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

         Enron Corp.

          In April 2002, Citigroup Inc. ("Citigroup") and, in one case, SSB, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

          In July 2002, Citigroup, SSB, a number of their affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd. v. Credit Suisse First Boston Corporation, et al.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

          Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment;
     (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions to dismiss Newby.

          Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

    Research

          Since May 2002, SSB and Jack Grubman have been named as defendants in approximately 62 putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Similar claims with respect to research have also been included in approximately 100 cases pending against SSB and other broker dealers in the IPO Allocation Securities Litigation and the IPO Allocation Antitrust Litigation, disclosed below under the caption "Other." Nearly all of these actions are pending in the United States District Court for the Southern District of New York.

          Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the National Association of Securities Dealers (the "NASD"), which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB and the NASD have entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, these agencies have been engaged in discussions with a number of broker dealers, including SSB, about resolving potential enforcement proceedings relating to research. SSB is cooperating fully with all such requests.

     WorldCom, Inc.

          Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. v. WorldCom, Inc., et al.; Municipal Police Employees Retirement System of Louisiana v. WorldCom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund v. WorldCom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

          On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern
     District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In re WorldCom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of federal securities laws, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB, arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          In addition to the putative class actions that have commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities, including individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and an application has been made to have them transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele v. WorldCom, Inc., et al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          Additional lawsuits containing similar claims to those described above may be filed in the future.

     Other

          In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Holdings Inc. and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. The defendants in these actions have moved to dismiss the consolidated amended complaints but the Court has not yet rendered a decision on those motions. Also pending in the Southern District of New York against Salomon Smith Barney Holdings Inc. and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

          For information concerning a suit filed by a hedge fund and its investment advisor against SSB, see the description that appears in the eleventh paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2001, which is incorporated by reference herein. In August 2002, SSB filed a motion for summary judgment.



Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:      11/14/02
           ----------


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


Date:      11/14/02
           ----------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 11/14/02

                                 CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10Q of Salomon Smith Barney Global Diversified Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002

                                                            /s/   David J. Vogel
                                                               -----------------
                                                                  David J. Vogel
                                                         Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe,Jr., certify that:

1. I have reviewed this quarterly report on Form 10Q of Salomon Smith Barney Global Diversified Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                    /s/ Daniel R. McAuliffe, Jr.
                                                        -----------------------
                                                        Daniel R. McAuliffe, Jr.
                                                        Chief Financial Officer