Form 10-Q
period 2003-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2003-05-13
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003
                      --------------

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

                        c/o Citigroup Managed Futures LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
       -----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

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

                                    Yes X   No
                                  -----    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
                              Yes _____ No __X___

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                       Page
                                                                      Number
PART I - Financial Information:

                Item 1. Financial Statements:

                        Statements of Financial Condition
                        at March 31, 2003 and December 31,
                        2002 (unaudited).                                 3

                        Condensed Schedules of Investments
                        at March 31, 2003 and December 31,
                        2002 (unaudited).                               4 - 5

                        Statements of Income and Expenses
                        and Partners' Capital for the three
                        months ended March 31,
                        2003 and 2002
                        (unaudited).                                       6

                        Notes to Financial Statements
                        (unaudited).                                    7 - 11

                Item 2. Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations.                      12 - 14

                Item 3. Quantitative and Qualitative
                        Disclosures of Market Risk.                     15 - 16

                Item 4.Controls and Procedures.                            17

PART II - Other Information                                                18

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                               MARCH 31,  DECEMBER 31,
                                                                 2003         2002
                                                             -------------------------
ASSETS:

Equity in commodity futures trading account:
  Cash (restricted $3,200,399 and $5,827,594 in 2003
   and 2002, respectively)                                   $52,911,089   $48,802,978
  Net unrealized appreciation
   on open contracts *                                            74,032     3,260,533
                                                             -----------   -----------
                                                              52,985,121    52,063,511
Interest receivable                                               41,758        39,935
                                                             -----------   -----------
                                                             $53,026,879   $52,103,446
                                                             ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                $   243,197   $   238,962
  Management fees                                                 78,151        77,066
  Incentive fees                                                 808,963     1,293,471
  Other                                                           75,973        57,550
Redemptions payable                                              317,605     1,044,772
                                                             -----------   -----------
                                                               1,523,889     2,711,821
                                                             -----------   -----------


Partners' Capital:

General Partner, 619.7983 Units
   equivalents outstanding in 2003 and  2002, respectively       781,566       731,951
Limited Partners, 40,223.1885 and 41,203.7225
   Units of Limited Partnership Interest outstanding
   in 2003 and 2002, respectively                             50,721,424    48,659,674
                                                             -----------   -----------
                                                              51,502,990    49,391,625
                                                             -----------   -----------
                                                             $53,026,879   $52,103,446
                                                             ===========   ===========


*Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.

See Accompanying Notes to Unaudited Financial Statements.

                Smtih Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2003
                                   (Unaudited)

Sector                     Contract                                                 Fair Value
------------------------------------------------------------------------------------------------
Currencies
                          Futures contracts sold   (0.01)%                           $ (3,500)
                          Futures contracts purchased  0.08%                           42,675
                                                                                  -----------
                              Total Futures contracts 0.07%                            39,175

                          Unrealized depreciation on forward contracts  (1.43)%      (739,071)
                          Unrealized appreciation on forward contracts  1.13%         583,093
                                                                                   ----------
                              Total Forward contracts (0.30)%                        (155,978)
                                                                                   ----------
   Total Currencies - (0.23)%                                                        (116,803)
                                                                                   ----------
Energy
                          Futures contracts sold  (0.03)%                             (14,461)
                          Futures contracts purchased  (0.03)%                        (14,535)
                                                                                   ----------
                              Total Energy - (0.06)%                                  (28,996)
                                                                                   ----------
Grains
                          Futures contracts sold  0.01%                                 6,774
                          Futures contracts purchased  (0.01)%                         (4,272)
                                                                                   ----------
                              Total Grains - 0.00% *                                    2,502
                                                                                   ----------

Total Interest Rates-U.S. 0.08%  Futures contracts purchased  0.08%                    38,650
                                                                                   ----------
Interest Rates Non-U.S.
                          Futures contracts sold  (0.02)%                              (8,999)
                          Futures contracts purchased  0.29%                          146,619
                                                                                   ----------
                              Total Interest Rates Non-U.S. 0.27%                     137,620
                                                                                   ----------
Metals
                          Futures contracts sold  0.07%                                41,420
                          Futures contracts purchased  (0.00)%*                        (1,937)
                                                                                   ----------
                              Total Futures contracts 0.07%                            39,483

                          Unrealized depreciation on forward contracts  (0.79)%      (407,940)
                          Unrealized appreciation on forward contracts  0.57%         291,782
                                                                                  -----------
                              Total Forward contracts (0.22)%                        (116,158)
                                                                                  -----------
   Total Metals - (0.15)%                                                             (76,675)
                                                                                  -----------

Softs
                          Futures contracts sold  0.04%                                17,187
                          Futures contracts purchased  (0.02)%                         (8,455)
                                                                                   ----------
   Total Softs - 0.02%                                                                  8,732
                                                                                   ----------
Indices
                          Futures contracts sold  0.26%                               132,566
                          Futures contracts purchased  (0.05)%                        (23,564)
                                                                                   ----------
   Total Indices - 0.21%                                                              109,002
                                                                                   ----------

Total Fair Value - 0.14%                                                             $ 74,032
                                                                                   ==========
Country Composition           Investments at                    % of Investments
                                Fair Value                         at Fair Value
--------------------         --------------                        -------------
Australia                      $ (16,899)                                 (22.83)%
Canada                             9,427                                   12.73
France                            11,981                                   16.18
Germany                           52,398                                   70.78
Hong Kong                         42,073                                   56.83
Italy                              8,925                                   12.06
Japan                             48,457                                   65.45
Spain                              4,201                                    5.68
United Kingdom                    (1,394)                                  (1.88)
United States                    (85,137)                                (115.00)
                        -----------------                          -------------
                                $ 74,032                                  100.00%
                        =================                          =============

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                             Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002
                                   (Unaudited)

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
                                =================== =====================

  Percentages are based on Partners' capital unless otherwise indicated
 * Due to rounding
 See Accompanying Notes to Unaudited Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                 THREE MONTHS ENDED THREE MONTHS ENDED
                                                      MARCH 31,         MARCH 31,
                                                        2003               2002
                                                 ------------------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions
  and foreign currencies                            $  8,259,378    $ (2,926,440)
  Change in unrealized (losses) gains on open
   positions                                          (3,186,501)        390,231
                                                    ------------    ------------
                                                       5,072,877      (2,536,209)
  Interest income                                        116,918         170,598
                                                    ------------    ------------
                                                       5,189,795      (2,365,611)
                                                    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
   of $34,591 and $39,184, respectively                  781,978         752,484
  Management fees                                        228,844         195,752
  Other expenses                                          18,423          19,525
  Incentive fees                                         808,962            --
                                                    ------------    ------------
                                                       1,838,207         967,761
                                                    ------------    ------------

Net income (loss)                                      3,351,588      (3,333,372)

Redemptions                                           (1,240,223)       (980,044)
                                                    ------------    ------------
Net increase (decrease) in Partners' capital           2,111,365      (4,313,416)

Partners' capital, beginning of period                49,391,625      53,403,935
                                                    ------------    ------------
Partners' capital, end of period                    $ 51,502,990    $ 49,090,519
                                                    ============    ============

Net asset value per Unit
  (40,842.9868 and 49,773.8580 Units outstanding
  at March 31, 2003 and 2002, respectively)         $   1,261.00    $     986.27
                                                    ============    ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $      80.05    $     (65.96)
                                                    ============    ============

See Accompanying Notes to Unaudited Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
1.       General:

     Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1999.

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2003, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Eckhardt Trading Company ("Eckhardt") (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                  (Unaudited)
                                  (Continued)

2.     Financial Highlights:

       Changes in net asset value per Unit for the three months ended March 31, 2003 and 2002 were as follows:

                                              THREE-MONTHS ENDED
                                                    MARCH 31,
                                          ------------------------
                                               2003           2002
                                          ----------    ----------
Net realized and unrealized
  gains(losses) *                       $     102.50  $     (65.09)
Interest income                                 2.82          3.38
Expenses **                                   (25.27)        (4.25)
                                           ---------     ---------

Increase(decrease) for period                  80.05        (65.96)
Net Asset Value per Unit,
 beginning of period                        1,180.95      1,052.23
                                           ---------     ---------
Net Asset Value per Unit,
 end of period                          $   1,261.00  $     986.27
                                           =========     =========

*  Includes brokerage commissions
** Excludes brokerage commissions

Ratios to average net assets: ***
   Net investment loss before
    incentive fees ****                        (7.2)%        (7.2)%
                                            =========     =========

   Operating expenses                           8.2%          7.7%
   Incentive fees                               6.4%          0.0%
                                           ---------     ---------
   Total expenses                              14.6%          7.7%
                                           =========     =========

Total return:
   Total return before incentive fees           8.4%         (6.3)%
   Incentive fees                              (1.6)%        (0.0)%
                                           ---------     ---------
   Total return after incentive fees            6.8%         (6.3)%
                                           =========     =========

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)


The above ratios may vary for individual investors based on the timing of capital transactions during the period.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:
     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.
     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2003 and December 31, 2002, based on a monthly calculation, were $2,821,475 and $1,607,834, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2003 and December 31, 2002, were $74,032 and $3,260,533, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

4.   Financial Instrument Risk

     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of March 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003, Partnership capital increased 4.3% from $49,391,625 to $51,502,990. This increase was attributable to net income from operations of $3,351,588, which was partially offset by the redemption of 980.5340 Units of Limited Partnership Interest resulting in an outflow of $1,240,223. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2003, the net asset value per unit increased 6.8% from $1,180.95 to $1,261.00 as compared to a decrease of 6.3% in the first quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $5,072,877. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in grains and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $2,536,209. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices, metals and softs and were partially offset by gains in energy and livestock.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2003 decreased by $53,680 as compared to the corresponding period in 2002. The decrease in interest income is primarily due to the decrease in interest rates during the three months ended March 31, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2003 increased by $29,494 as compared to the corresponding period in 2002. The increase in brokerage commissions is due to an inrease in net assets during the three months ended March 31, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2003 increased by $33,092 as compared to the corresponding period in 2002. The increase in management fees is due to an increase in net assets during the three months ended March 31, 2003 as compared to 2002.

     Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2003 and 2002 resulted in an incentive fee accruals of $808,962 and $0, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2003 and the highest and lowest value at any point during the three months ended March 31, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2003, the Partnership's total capitalization was $51,502,990. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                                 March 31, 2003
                                   (Unaudited)

                                                                  Year  to  Date
                                               % of Total        High         Low
Market Sector                  Value at Risk Capitalization  Value at Risk Value at Risk
-------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts       $  115,151     0.22%   $  235,075     $ 24,376
 - OTC Contracts                      854,508     1.66%    1,395,621      703,237
Energy                                 75,900     0.15%      982,800       65,600
Grains                                139,943     0.27%      166,741       35,754
Interest Rates U.S.                   294,250     0.57%    1,035,700      114,775
Interest Rates Non-U.S.               694,259     1.35%    1,818,180      425,775
Metals:
- Exchange Traded Contracts           105,000     0.20%      203,800       88,500
- OTC Contracts                       110,325     0.21%      277,175      103,725
Softs                                  69,950     0.14%      105,600       62,050
Indices                               224,583     0.44%      683,368       55,782
                                  -----------    ------
Total                              $2,683,869     5.21%
                                  ===========    ======


Item 4. Controls and Procedures

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

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

          The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Settlement Of Certain Regulatory Matters:

          On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

Enron:

New Power Holdings Actions

          On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

          On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

          On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

Research:

In Re At&T Corporation Securities Litigation

          By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6. The exhibit-s required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

          (a)Exhibit - 99.1 Certificate of Predident and Director.
             Exhibit - 99.2 Certificate of Chief Financial Officer and Director.
          (b)Reports on Form 8-K -  None

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           ------------------
           David J. Vogel
           President and Director

Date:      5/13/03
           ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           -------------------
           David J. Vogel
           President and Director


Date:      5/13/03
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:     5/13/03

                                 CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Global Diversified Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ David J. Vogel
-----------------------
David J. Vogel
President and Director

                                  Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director
May 13, 2003

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Global Diversified Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director

                                  Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director
May 13, 2003