Form 10-Q
period 2003-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2003-08-13
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003
                      -------------

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X    No _______


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                Yes _____  No   X

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                 Page
                                                                 Number
PART I - Financial Information:

      Item 1.  Financial Statements:

               Statements of Financial Condition
               at June 30, 2003 and December 31,
               2002 (unaudited).                                  3

               Condensed Schedules of Investments
               at June 30, 2003 and December 31,
               2002 (unaudited).                                4 - 5

               Statements of Income and Expenses
               and Partners' Capital for the three
               and six months ended June 30, 2003
               and 2002 (unaudited).                              6

               Notes to Financial Statements
               (unaudited).                                     7 - 12

      Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations.                      13 - 15

      Item 3.  Quantitative and Qualitative
               Disclosures about Market Risk.                  16 - 17

      Item 4.  Controls and Procedures.                           18

PART II - Other Information                                       19

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                               June 30,     DECEMBER 31,
                                                                 2003           2002
                                                            -------------   --------------

ASSETS:

Equity in commodity futures trading account:
  Cash (restricted $4,349,067 and $5,827,594 in 2003
   and 2002, respectively)                                   $ 54,691,272    $ 48,802,978
  Net unrealized appreciation (depreciation)
   on open contracts *                                           (450,425)      3,260,533
                                                             ------------    ------------
                                                               54,240,847      52,063,511
Interest receivable                                                36,337          39,935

                                                             ------------    ------------

                                                             $ 54,277,184    $ 52,103,446

                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                $    240,901    $    238,962
  Management fees                                                  77,266          77,066
  Incentive fees                                                1,236,291       1,293,471
  Other                                                            94,396          57,550
Redemptions payable                                               911,733       1,044,772
                                                             ------------    ------------

                                                                2,560,587       2,711,821
                                                             ------------    ------------


Partners' Capital:

General Partner, 619.7983 Units
   equivalents outstanding in 2003 and  2002, respectively        809,252         731,951
Limited Partners, 38,989.2886 and 41,203.7225
   Units of Limited Partnership Interest outstanding
   in 2003 and 2002, respectively                              50,907,345      48,659,674

                                                             ------------    ------------

                                                               51,716,597      49,391,625
                                                             ------------    ------------

                                                             $ 54,277,184    $ 52,103,446

                                                             ============    ============


*Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments.
See Accompanying Notes to Unaudited Financial Statements.

     Smtih Barney Global Diversified Futures Fund L.P.
             Condensed Schedule of Investments
                       June 30, 2003
                        (Unaudited)

Sector                                            Contract                                             Fair Value
----------------------------------------------   -------------------------------------------------------------------
Currencies
                                                 Futures contracts sold   0.01%                              $6,138
                                                 Futures contracts purchased  0.00%*                          1,742
                                                                                                       -------------
                                                      Total Futures contracts 0.01%                           7,880

                                                 Unrealized depreciation on forward contracts (3.85)%    (1,993,378)
                                                 Unrealized appreciation on forward contracts  3.94%      2,036,621
                                                                                                       -------------
                                                     Total Forward contracts 0.09%                           43,243
                                                                                                       -------------
   Total Currencies - 0.10%                                                                                  51,123
                                                                                                       -------------
Energy
                                                 Futures contracts sold  0.03%                               15,119
                                                 Futures contracts purchased  0.21%                         108,181
                                                                                                       -------------
   Total Energy - 0.24%                                                                                     123,300
                                                                                                       -------------

Grains
                                                 Futures contracts sold  0.08%                               44,781
                                                 Futures contracts purchased  (0.02)%                       (11,360)
                                                                                                       -------------
   Total Grains - 0.06%                                                                                      33,421
                                                                                                       -------------


Interest Rates U.S.
                                                 Futures contracts sold  0.01%                                2,106
                                                 Futures contracts purchased  (0.17)%                       (86,678)
                                                                                                       --------------
   Total Interest Rates U.S. (0.16)%                                                                        (84,572)
                                                                                                       -------------

Interest Rates Non-U.S.
                                                 Futures contracts sold  0.02%                               11,228
                                                 Futures contracts purchased  (0.42)%                      (219,772)
                                                                                                       -------------
   Total Interest Rates Non-U.S. (0.40)%                                                                   (208,544)
                                                                                                       -------------

Metals
                                                 Futures contracts sold  (0.10)%                            (53,520)
                                                 Futures contracts purchased  (0.01)%                        (3,590)
                                                                                                       -------------
                                                     Total Futures contracts (0.11)%                        (57,110)

                                                 Unrealized depreciation on forward contracts (0.30)%      (157,642)
                                                 Unrealized appreciation on forward contracts  0.05%         29,598
                                                                                                       -------------
                                                     Total Forward contracts (0.25)%                       (128,044)
                                                                                                       -------------
   Total Metals - (0.36)%                                                                                  (185,154)
                                                                                                       -------------


   Total Softs - (0.04)%                         Futures contracts sold  (0.04)%                            (19,957)
                                                                                                       -------------

   Total Indices - (0.31)%                       Futures contracts purchased  (0.31)%                      (160,042)
                                                                                                       -------------

Total Fair Value - (0.87)%                                                                                $(450,425)
                                                                                                       =============

Country Composition                               Investments at Fair Value           % of Investments at Fair Value
-----------------------------                   ---------------------------         --------------------------------
Australia                                                         $(166,385)                               (36.94)%
Canada                                                               21,376                                  4.75
France                                                               (3,961)                                (0.88)
Germany                                                             (46,309)                               (10.29)
Hong Kong                                                              (962)                                (0.21)
Italy                                                                (7,669)                                (1.70)
Japan                                                                13,064                                  2.90
Spain                                                               (17,681)                                (3.93)
United Kingdom                                                     (172,023)                               (38.19)
United States                                                       (69,875)                               (15.51)
                                                ----------------------------         -----------------------------
                                                                  $(450,425)                              (100.00)%
                                                ============================         =============================

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

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                            ---------------------------     ---------------------------
                                                                  2003          2002             2003            2002
                                                            ---------------------------     ---------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions
  and foreign currencies                                    $  3,718,793    $  3,751,623    $ 11,978,171    $    825,183
  Change in unrealized gains (losses) on open
   positions                                                    (524,457)        586,332      (3,710,958)        976,563
                                                            ------------    ------------    ------------    ------------
                                                               3,194,336       4,337,955       8,267,213       1,801,746
  Interest income                                                113,390         161,554         230,308         332,152
                                                            ------------    ------------    ------------    ------------
                                                               3,307,726       4,499,509       8,497,521       2,133,898
                                                            ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
  of $40,927, $38,349 , $75,518 and $77,533, respectively        804,106         742,965       1,586,084       1,495,449
  Management fees                                                235,164         192,744         464,008         388,496
  Incentive fees                                                 427,329         113,124       1,236,291         113,124
  Other expenses                                                  18,423          24,750          36,846          44,275
                                                            ------------    ------------    ------------    ------------
                                                               1,485,022       1,073,583       3,323,229       2,041,344
                                                            ------------    ------------    ------------    ------------
  Net income                                                   1,822,704       3,425,926       5,174,292          92,554
Redemptions                                                   (1,609,097)     (3,009,239)     (2,849,320)     (3,989,283)
                                                            ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                   213,607         416,687       2,324,972      (3,896,729)
Partners' capital, beginning of period                        51,502,990      49,090,519      49,391,625      53,403,935
                                                            ------------    ------------    ------------    ------------
Partners' capital, end of period                            $ 51,716,597    $ 49,507,206    $ 51,716,597    $ 49,507,206
                                                            ------------    ------------    ------------    ------------
Net asset value per Unit
  (39,609.0869 and 46,815,1368 Units outstanding
    at June 30, 2003 and 2002, respectively)                $   1,305.67    $   1,057.50    $   1,305.67    $   1,057.50
                                                            ------------    ------------    ------------    ------------
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $      44.67    $      71.23    $     124.72    $       5.27
                                                            ------------    ------------    ------------    ------------


See Accompanying Notes to Unaudited Financial Statements
                                        6

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Eckhardt Trading Company ("Eckhardt") (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.



                                                                     (Continued)

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                          THREE-MONTHS ENDED         SIX-MONTHS  ENDED
                                               JUNE 30,                   JUNE 30,
                                      ------------------------      -----------------------
                                         2003          2002            2003           2002
                                      ---------     ----------      ----------   -----------
Net realized and unrealized
  gains *                              $  58.60     $    74.73      $  161.10         9.64
Interest income                            2.79           3.30           5.61         6.68
Expenses  **                             (16.72)         (6.80)        (41.99)      (11.05)
                                      ----------     ----------     ----------   ----------

Increase for period                       44.67          71.23         124.72         5.27
Net Asset Value per Unit,
 beginning of period                   1,261.00         986.27       1,180.95     1,052.23
                                      ----------     ----------    -----------   -----------

Net Asset Value per Unit,
 end of period                        $1,305.67      $1,057.50      $1,305.67    $1,057.50
                                      ==========     ==========     ==========   ==========


*       Includes brokerage commissions.
**      Excludes brokerage commissions.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                          THREE-MONTHS ENDED         SIX-MONTHS  ENDED
                                               JUNE 30,                   JUNE 30,
                                      ------------------------      -----------------------

Ratio to average net assets: ***

Net investment income(loss) before
 incentive fees  ****                     (7.4)%       (6.7)%           (7.3)%   (6.5)%
                                        ========     =========        ========  =======

Operating expenses                         8.2%         7.9%             8.2%     7.8%
Incentive fees                             3.3%         0.9%             4.8%     0.5%
                                        --------     --------         --------  --------

Total expenses                            11.5%         8.8%            13.0%     8.3%
                                        ========     ========         ========  =======

Total return:

Total return before incentive fees         4.4%         7.5%            13.2%     0.7%
Incentive fees                            (0.9)%       (0.3)%           (2.6)%   (0.2)%
                                        --------     --------         --------  --------

Total return after incentive fees          3.5%         7.2%            10.6%     0.5%
                                        ========     ========          ======== =======

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2003 and December 31, 2002, based on a monthly calculation, were $1,919,422 and $1,607,834, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2003 and December 31, 2002, were $(450,425) and $3,260,533, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

4. Financial Instrument Risk:

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 4.7% from $49,391,625 to $51,716,597. This increase was attributable to net income from operations of $5,174,292, which was partially offset by the redemption of 2,214.4339 Units of Limited Partnership Interest resulting in an outflow of $2,849,320. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which marked quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per unit increased 3.5% from $1,261.00 to $1,305.67 as compared to an increase of 7.2% in the second quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $3,194,336. Gains ere primarily attributable to the trading of commodity futures in currencies and U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, metals, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $4,337,955. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock and softs and were partially offset by losses energy, grains, indices, non-U.S. interest rates and metals.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2003 decreased by $48,164 and $101,844, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to the decrease in interest rates during the three and six months ended June 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2003 increased by $61,141 and $90,635, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions is due to higher average in net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2003 increased by $42,420 and $75,512, respectively, as compared to the corresponding periods in 2002. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 2003 resulted in an incentive fee accrual of $427,329 and $1,236,291, respectively. Trading performance for the three and six months ended June 30, 2002 resulted in an incentive fee accrued of $113,124.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

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

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures forth below. As of June 30, 2003, the Partnership's total capitalization was $51,716,597. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
------------------------------------------------------------------------------------------------------------
Currencies:
- Exchange Traded
   Contracts                $  51,078      0.10%         $   89,824      $43,254     $  235,075   $ 24,376
 - OTC Contracts              876,378      1.69%          1,327,153      786,035      1,416,977    703,237
Energy                        421,950      0.82%            600,250       88,200        982,800     65,600
Grains                         75,653      0.15%            144,393       37,659        166,741     35,754
Interest Rates U.S.           228,800      0.44%            734,500      100,050      1,035,700    100,050
Interest Rates Non-U.S.       516,501      1.00%          1,574,023      473,745      1,818,180    425,775
Metals:
- Exchange Traded
   Contracts                  119,700      0.23%            211,900       64,500       211,900      64,500
 - OTC Contracts              188,375      0.36%            225,400       65,925       277,175      65,925
Softs                          83,500      0.16%             96,000       37,850       105,600      37,850
Indices                     1,668,417      3.23%          1,898,070       33,501     1,898,070      33,501
                          -----------     ------
Total                     $4,230,353       8.18%
                          ===========     ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.


Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.


          (a)  Exhibit   -  31.1  -  Rule   13a-14(a)/15d-14(a)   Certifications
               (Certifications of President and Director)

               Exhibit   -  31.2  -  Rule   13a-14(a)/15d-14(a)   Certifications
               (Certifications of Chief financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel
           ----------------------------------------
           David J. Vogel, President and Director

Date:      8/13/03
           ---------


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel
           -----------------------------------------
           David J. Vogel, President and Director


Date:      8/13/03
           ---------


By:   /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date: 8/13/03

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                              /s/ David J. Vogel
                                                  David J. Vogel
                                                  Citigroup Managed Futures LLC
                                                  President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Global Diversified Futures Fund L.P. (the registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                       /s/ Daniel R. Mcauliffe, Jr.
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 13, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 13, 2003