Form 10-Q
period 2003-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2003-11-13
CIK 1068237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003
                      ------------------

Commission File Number 000-30455

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
  -----------------------------------------------------------------
           (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
-----------------------------------------------------------------
              (Registrant's telephone number, includingarea code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No ______

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

     Item 1. Financial Statements:
             Statements of Financial Condition
             at September 30, 2003 and December 31,
             2002 (unaudited).                                       3

             Condensed Schedules of Investments
             at September 30, 2003 and December 31,
             2002 (unaudited).                                     4 - 5

             Statements of Income and Expenses
             and Partners' Capital for the three
             and nine months ended September 30,
             2003 and 2002 (unaudited).                              6

             Notes to Financial Statements
             (unaudited).                                          7 - 12

     Item 2. Management's  Discussion
             and Analysis of Financial  Condition and
             Results of Operations.                                13 - 16

     Item 3. Quantitative and Qualitative
             Disclosures about Market Risk.                        17 - 18

     Item 4. Controls and Procedures.                                 19

PART II - Other Information                                           20

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS


            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                             September 30,   December 31,
                                                                  2003            2002
                                                             ---------------------------

ASSETS:
Equity in commodity futures trading account:
  Cash (restricted $4,797,428 and $5,827,594 in 2003
   and 2002, respectively)                                   $51,337,867   $48,802,978
  Net unrealized appreciation on open
   futures positions                                             424,921     2,908,615
  Unrealized appreciation on open forward contracts            2,531,484     1,942,800
                                                             -----------   -----------
                                                              54,294,272    53,654,393
Interest receivable                                               30,621        39,935
                                                             -----------   -----------
                                                             $54,324,893   $53,694,328
                                                             ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

  Unrealized depreciation on open forward contracts          $ 1,418,032   $ 1,590,882
 Accrued expenses:
  Commissions                                                    234,820       238,962
  Management fees                                                 74,865        77,066
  Incentive fees                                               1,177,829     1,293,471
  Other                                                           47,626        57,550
Redemptions payable                                              362,745     1,044,772
                                                             -----------   ------------
                                                               3,315,917     4,302,703
                                                             -----------   -----------

Partners' Capital:

General Partner, 619.7983 Unit
   equivalents outstanding in 2003 and  2002, respectively       807,077       731,951
Limited Partners, 38,552.7605 and 41,203.7225
   Redeemable Units of Limited Partnership Interest
   outstanding in 2003 and 2002, respectively                 50,201,899    48,659,674

                                                             -----------   -----------
                                                              51,008,976    49,391,625
                                                             -----------   -----------
                                                             $54,324,893   $53,694,328
                                                             ===========   ===========


See Accompanying Notes to Unaudited Financial Statements.

                Smtih Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

Sector                                      Contract                                   Fair Value
-----------------------------             -----------------------------------         ------------
Currencies
                                            Futures contracts sold   0.00%*                 $625
                                            Futures contracts purchased  0.13%            66,183
                                                                                     ------------
                                            Total Futures contracts 0.13%                 66,808

                                            Unrealized depreciation on forward
                                            contracts (2.57)%                         (1,312,939)
                                            Unrealized appreciation on forward
                                            contracts  4.81%                           2,457,237
                                                                                      -----------
                                           Total Forward contracts 2.24%               1,144,298
                                                                                      -----------
   Total Currencies - 2.37%                                                            1,211,106
                                                                                      -----------
Energy
                                           Futures contracts sold  (0.42)%              (213,706)
                                           Futures contracts purchased  0.03%             15,341
                                                                                      -----------
   Total Energy - (0.39)%                                                               (198,365)
                                                                                      -----------
Grains
                                           Futures contracts sold  0.02%                  11,863
                                           Futures contracts purchased  0.43%            216,838
                                                                                     -----------
   Total Grains - 0.45%                                                                  228,701
                                                                                     -----------

Total Interest Rates U.S. - 0.48%          Futures contracts purchased  0.48%            243,072
                                                                                     -----------
Interest Rates Non-U.S.
                                           Futures contracts sold  (0.09)%               (45,438)
                                           Futures contracts purchased  0.84%            426,481
                                                                                     -----------
   Total Interest Rates Non-U.S. 0.75%                                                   381,043
                                                                                     -----------
Metals

                                           Futures contracts purchased  0.19%            95,763

                                           Unrealized depreciation on forward
                                           contracts (0.21)%                           (105,093)
                                           Unrealized appreciation on forward
                                           contracts  0.15%                              74,247
                                                                                     -----------
    Total Forward contracts (0.06)%                                                     (30,846)
                                                                                     -----------
   Total Metals - 0.13%                                                                  64,917
                                                                                     -----------
Softs
                                           Futures contracts sold  (0.03)%              (17,975)
                                           Futures contracts purchased  0.09%            47,205
                                                                                     -----------
   Total Softs - 0.06%                                                                   29,230
                                                                                     -----------
Indices
                                            Futures contracts sold  0.01%                 6,154
                                            Futures contracts purchased  (0.84)%       (427,485)
                                                                                     -----------
   Total Indices - (0.83)%                                                             (421,331)
                                                                                     -----------
Total Fair Value - 3.02%                                                             $1,538,373
                                                                                    ============

Country Composition          Investments at Fair Value       % of Investments at Fair Value
---------------------------  -------------------------        ------------------------------
Australia                                 $5,451                           0.35%
Canada                                    72,189                           4.69
France                                    (4,658)                         (0.30)
Germany                                   50,197                           3.26
Hong Kong                                (11,826)                         (0.77)
Italy                                      4,501                           0.29
Japan                                   (107,481)                         (6.98)
Sweden                                      (824)                         (0.05)
Spain                                     (7,791)                         (0.51)
United Kingdom                           (35,532)                         (2.31)
United States                          1,574,147                         102.33
                             ------------------------          ----------------------------
                                      $1,538,373                         100.00%
                             ========================          ============================

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

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                               -----------     -----------     -----------       ----------
                                                                    2003             2002            2003            2002
                                                               ------------    ------------    ------------      ----------
Income:
 Net gains on trading of commodity
   interests:
  Realized gains (losses) on closed positions
  and foreign currencies                                       $ (1,256,114)   $  7,140,476    $ 10,722,057    $  7,965,659
  Change in unrealized gains (losses) on open
   positions                                                      1,988,798        (203,908)     (1,722,160)        772,655
                                                               ------------    ------------    ------------    ------------
  Net realized and unrealized gains                                 732,684       6,936,568       8,999,897       8,738,314
  Interest income                                                    92,952         173,830         323,260         505,982
                                                               ------------    ------------    ------------    ------------
                                                                    825,636       7,110,398       9,323,157       9,244,296
                                                               ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
  of $31,418, $24,917, $106,936 and $102,450, respectively          778,433         777,877       2,364,517       2,273,326
  Management fees                                                   228,917         235,734         692,925         624,230
  Incentive fees                                                    (58,462)      1,075,310       1,177,829       1,188,434
  Other expenses                                                     17,644          27,068          54,490          71,343
                                                               ------------    ------------    ------------    ------------
                                                                    966,532       2,115,989       4,289,761       4,157,333
                                                               ------------    ------------    ------------    ------------

  Net income (loss)                                                (140,896)      4,994,409       5,033,396       5,086,963

  Redemptions - Limited Partners                                   (566,725)     (1,910,544)     (3,416,045)     (5,899,827)
              - General Partner                                        --          (499,999)           --          (499,999)
                                                               ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                     (707,621)      2,583,866       1,617,351      (1,312,863)


Partners' capital, beginning of period                           51,716,597      49,507,206      49,391,625      53,403,935
                                                               ------------    ------------    ------------    ------------
Partners' capital, end of period                               $ 51,008,976    $ 52,091,072    $ 51,008,976    $ 52,091,072
                                                               ------------    ------------    ------------    ------------

Net asset value per Redeemable Unit
  (39,172.5588 and 44,673.6564 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                $   1,302.16    $   1,166.04    $   1,302.16    $   1,166.04
                                                               ------------    ------------    ------------    ------------

Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $      (3.51)   $     108.54    $     121.21    $     113.81
                                                               ------------    ------------    ------------    ------------

See Accompanying Notes to Unaudited Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
1. General:

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

     Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 Redeemable Units of limited partnership interest and 337 Redeemable Unit equivalents representing the general partner's contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading. The public offering of Redeemable Units terminated on November 25, 2000.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Eckhardt Trading Company ("Eckhardt") (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.



                                                                     (Continued)

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:


                                        THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                      --------    ---------          ---------  ---------
                                        2003        2002             2003          2002
                                      --------    ---------          ---------  ---------
Net realized and unrealized
  gains (losses) *               $      (1.10)$     133.88       $     160.00 $   143.52
Interest income                          2.35         3.81               7.96      10.49
Expenses **                             (4.76)      (29.15)            (46.75)    (40.20)
                                      --------    ---------          ---------  ---------
Increase (decrease) for period          (3.51)      108.54             121.21     113.81
Net Asset Value per Redeemable
 Unit, beginning of period           1,305.67     1,057.50           1,180.95   1,052.23
                                     --------    ---------          ---------  ---------
Net Asset Value per Redeemable
 Unit, end of period             $   1,302.16 $   1,166.04       $   1,302.16 $ 1,166.04
                                     ========    =========          =========   ========


*       Includes brokerage commissions.
**      Excludes brokerage commissions.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                      THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                    -------------------       ------------------
                                      2003         2002       2003         2002
                                         -
                                    -------------------       ------------------
Ratio to average net assets: ***

Net investment loss before
 incentive fees       ****            (7.2)%       (6.8)%      (7.2)%      (6.5)%

Operating expenses                     7.9%        8.2%        8.1%        7.9%
Incentive fees                        (0.4)%       8.5%        3.0%        3.2%
                                     -------      -----       -----       ------
Total expenses                         7.5%       16.7%       11.1%       11.1%
                                     =======      =====       =====       ======
Total return:

Total return before incentive fees    (0.4)%      12.5%       12.8%       13.3%
Incentive fees                         0.1%       (2.2)%      (2.5)%      (2.5)%
                                     -------      ------      ------      ------
Total return after incentive fees     (0.3)%      10.3%       10.3%       10.8%
                                     =======      =====       =====       ======

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the period.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $1,652,901 and $1,607,834, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $1,538,373 and $3,260,533, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2003.

  The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses
on  commodity  futures  trading,   expenses,   interest  income,  additions  and
redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital increased 3.3% from $49,391,625 to $51,008,976. This increase was attributable to net income from operations of $5,033,396, which was partially offset by the redemption of 2,650.9620 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,416,045. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 0.3% from $1,305.67 to $1,302.16 as compared to an increase of 10.3% in the third quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2003 of $732,684. Gains were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, metals and indices and were partially offset by losses in energy, U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $6,936,568. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates and non-U.S. interest rates and indices and were partially offset by losses in currencies, softs and metals.

     During the Partnership's nine months ended September 30 2003, the net asset value per Redeemable Unit increased 10.3% from $1,180.95 to $1,302.16 as compared to an increase of 10.8% for the nine months ended September 30, 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $8,999,897. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in grains, metals, and softs. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended

September 30, 2002 of $8,738,314. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by losses in energy, grains, metals and softs.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $80,878 and $182,722, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to the decrease in interest rates during the three and nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2003 increased by $556 and $91,191, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions for the three months ended September 30, 2003 is due to an increase in clearing fees offset by a decrease in average net assets during the period. The increase in brokerage commissions for the nine months ended September 30, 2003 is due to an increase in average net assets during the period.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2003 decreased by $6,817 and increased by $68,695, respectively, as compared to the corresponding periods in 2002. The decrease in management fees for the three months ended September 30, 2003 is due to a decrease in average net assets during the period. The increase in management fees for the nine months ended September 30, 2003 is due to an increase in average net assets during the period.

     Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended September 30, 2003 resulted in the reversal of an incentive fee accrual of $58,462 and for the nine months ended September 30, 2003, trading performance resulted in an incentive fee accrual of $1,177,829. Trading performance for the three and nine months ended September 30, 2002 resulted in an incentive fee accrual of $1,075,310 and $1,188,434, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $51,008,976. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)


                                                            Year to Date
                                                    --------------------------------
                                      of Total            High         Low          Average
Market Sector        Value at Risk   Capitalization  Value at Risk  Value at Risk  Value  at Risk
--------------------------------------------------------------------------------------------------
Currencies:
- Exchange Traded
   Contracts              $   91,584      0.18%       $  235,075   $    7,434   $  149,862
 - OTC Contracts           1,038,043      2.04%        1,416,977      632,415    1,006,602
Energy                       402,230      0.79%          982,800       65,600      528,203
Grains                        89,593      0.18%          166,741       35,754      101,238
Interest Rates U.S.          376,400      0.74%        1,035,700      100,050      404,961
Interest Rates Non-U.S       902,640      1.77%        1,818,180      412,510    1,065,239
Metals:
- Exchange Traded
   Contracts                 138,400      0.27%          211,900       64,500      154,522
 - OTC Contracts             230,725      0.45%          284,075       65,925      177,506
Softs                         92,200      0.18%          110,800       37,850       82,061
Indices                    1,078,559      2.11%        2,067,094       33,501      944,517
                           ---------   --------
Total                     $4,440,374      8.71%
                           =========   ========


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER
     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

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

Date:      11/13/03


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


Date:      11/13/03


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date: 11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                                   By:  /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                            By:  /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C.ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:  /s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By: /s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003