Form 10-K
period 2003-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2004-03-29
CIK 1068237

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

Commission File Number 000-30455


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

                        c/o Citigroup Managed Futures LLC
                             399 Park Ave - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            --------------------
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X       No
                                        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes         No X
                                                   ----

Limited Partnership Redeemable Units with an aggregate value of $50,907,345 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 29, 2004, 37,757.0785 Limited Partnership Redeemable Units were outstanding.

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

     A Registration Statement on Form S-1 relating to the public offering of Limited Partner Redeemable Units became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1,1999, 33,379 Redeemable Units were sold at $1,000 per Redeemable Unit. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $337,000, to the Partnership's trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. Redemptions of Redeemable Units for the periods ended December 31, 2003, 2002 and 2001 are reported in the Statements of Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur:
December 31, 2018; the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

     The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     For the year ended December 31, 2003, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Aspect Capital Ltd. ("Aspect") and Eckhardt Trading Company ("Eckhardt") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership. Eckhardt Trading Company was terminated as an advisor to the Partnership on December 31, 2003. On January 16, 2004, Altis Partners Limited was added as an Advisor to the Partnership.

     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor except Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year)), of Net Assets as of the end of each month . Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees, and (ii) an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements.

     The Partnership has entered into a customer agreement with CGM (the "Customer Agreement") which provides that the Partnership pays CGM (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement prior to the reduction of accrued expenses and redemptions payable. For the period from February 2, 1999 (commencement of trading operations) to July 31, 1999, the Partnership paid CGM brokerage commissions at $54 per round turn for transactions entered into by Campbell. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

     In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2003, 2002, 2001 and 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 is set forth under "Item 6. Selected Financial Data". The Partnership's capital as of December 31, 2003 was $53,706,998.

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

     (e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2. Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3. Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     CGM is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM's ability to act as an FCM. In the ordinary course of its business, CGM is a party to various claims and regulatory inquiries.

Settlement of Certain Legal and Regulatory Matters

     On April 28, 2003, CGM announced final agreements with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM has entered into separate settlement agreements with 48 states and various U.S. territories and is in settlement negotiations with the remaining 2 states.

Enron Corp.

     In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. Discovery is proceeding pending the Court's decision on class certification.

     Additional actions have been filed against Citigroup and certain of its affiliates, including CGM, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of CGM in connection with research reports concerning Enron, alleging breach of contract;
(vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and are now generally inactive pending the Court's decision on the pending motion on class certification.

Dynegy Inc.

     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGM as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

WorldCom, Inc.

     Citigroup, CGM and certain executive officers and current and former employees have been named as defendants--along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors--in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 (IN RE: WORLDCOM INC. SECURITIES LITIGATION). The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and
(ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning

WorldCom stock. On May 19, 2003, the Court denied CGM's motion to dismiss the consolidated class action complaint. On October 24, 2003, the Court granted the plaintiffs' motion for class certification. On December 31, 2003, the United States Court of Appeals for the Second Circuit granted CGM's petition seeking leave for an interlocutory appeal of the class certification order. The District Court has scheduled trial to begin in January 2005.

     Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy individual actions with the class action for pretrial proceedings. Certain individual plaintiffs have appealed the district court's order denying their motions to remand. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings.

     Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class action.

Global Crossing

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities

Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain  offerings in which CGM served as  underwriter  and in  connection  with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the putative class action.

Adelphia Communications Corporation

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

     In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

Mutual Funds

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. CGM has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the Securities and Exchange Commission and a United States Attorney into the arrangements under which we became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGM is cooperating fully with all such reviews.

Research

     Since May 2002, Citigroup, CGM and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints, individual actions, and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Qwest Communications International Inc. The putative class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On January 30, 2004, plaintiffs in the Rhythm
NetConnections,   Inc.  action   voluntarily   dismissed  their  complaint  with
prejudice.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its research reports on these companies are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class and individual actions.

     Three additional putative class actions are pending in federal courts against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. In all three of these actions, the Citigroup-related defendants have moved to dismiss the complaints. In two of these putative class actions, these motions were granted and appeals are now pending.

     In May 2003,  the SEC,  NYSE and NASD issued a subpoena  and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

     On June 23, 2003, the West Virginia Attorney General filed an action against CGMI and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties. CGM and the other defendants have moved to dismiss the action.

Other

     In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case.

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

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters.

     (a)  Market  Information.  The Partnership has issued no stock. There is no
          established   public  market  for  the  Redeemable  Units  of  Limited
          Partnership Interest.

     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003 was 1,570.

     (c) Distribution. The Partnership did not declare a distribution in 2003 and 2002.

     (d) Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2003, 2002, and 2001.

Item 6. Selected Financial Data.

     Realized and unrealized trading gains (losses), interest income, net income
(loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001 and 2000 and for the period from February 2, 1999 (commencement of trading operations) to December 31, 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:


                                        2003            2002           2001           2000           1999
                                        ----            ----           ----           ----           ----
Realized and unrealized trading
gains (losses) net of brokerage
commissions and clearing fees
of $3,165,689, $3,030,685,
$3,312,436, $4,029,150 and
$3,196,873,respectively            $10,770,857     $7,180,050     $2,013,666       $568,937     $(3,647,829)


Interest income                        414,271        646,856      1,580,323      3,075,979       2,047,606
                                  ------------   ------------   ------------   ------------    ------------
                                   $11,185,128     $7,826,906     $3,593,989     $3,644,916     $(1,600,223)
                                  ============   ============   ============   ============    ============
Net income (loss)                   $8,236,273     $5,603,443     $2,185,742     $1,661,004     $(3,252,858)
                                  ============   ============   ============   ============    ============

Increase (decrease) in Net
Asset Value per Redeemable Unit
                                       $203.30        $128.72         $41.71         $59.57         $(49.05)
                                  ============   ============   ============   ============    ============

Total assets                       $57,815,029    $53,694,328    $54,385,513    $61,705,880     $89,065,209
                                  ============   ============   ============   ============    ============



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. ("Campbell"), Aspect Capital Limited ("Aspect"), and Eckhardt Trading Company ("Eckhardt") (collectively, the "Advisors"). Eckhardt Trading Company was terminated as an advisor to the Partnership on December 31, 2003. The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

     o    due diligence examinations of the Advisors;

     o    selection, appointment and termination of the Advisors;

     o    negotiation of the management agreements; and

     o    monitoring the activity of the Advisors.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

     The  programs  traded by each  Advisor  on behalf of the  Partnership  are:
Campbell - Financial, Metal & Energy Large Portfolio ("FME Large"), Aspect - Diversified Program ("Diversified"), and Eckhardt - The Global Financial Program. As of December 31, 2003, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 42%, Aspect, 42%, and Eckhardt, 16%.

Campbell & Company, Inc.

     Campbell trades its FME Large Portfolio for the Partnership. Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

     Campbell believes that utilizing multiple trading models provides an important level of diversification, and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell's intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell's policy to follow trades signaled by each trading model independently of the other models.

Aspect Capital Limited.

     Aspect tradesd its Diversified Program on behalf of the Partnership. The Diversified Program is a systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

     Aspect has designed the Diversified Program to have broad market diversification (subject to liquidity constraints). Aspect's quantitative resources are sufficient to enable it to design and implement a broadly diversified portfolio with a significant allocation to numerous different markets.

     Aspect's Diversified Program trades over 100 markets in the seven major sectors: currencies, energy, metals, stock indices, bonds, agricultural commodities and interest rates implementing momentum strategies. Aspect is constantly examining new liquid and uncorrelated markets to incorporate in the program with the aim of improving its reward/risk ratio and capacity. Aspect has no market or sector preferences, believing that allowing for liquidity effects, equal profitability can be achieved in the long-term in all markets. The key factors in determining the asset allocation are correlation and liquidity. Correlations are analyzed at the sector, sub-sector, economic block and market levels to design a portfolio which is highly diversified.

Eckhardt Trading Company

     Eckhardt trades its Global Financial Program on behalf of the Partnership. The program is not invested in all markets at all times. Eckhardt may add or delete markets in the future. Eckhardt's trading approach is the evolutionary product of over 20 years of intensive research on futures price action, risk management and trading system development. Diverse systems are melded in accordance with the modern mathematical theory of risk. The systems are technical in origin and trend-following in thrust. They are not based on the analysis of fundamental supply and demand factors.

     Eckhardt's approach is predominantly applied in an algorithmic or mechanical manner. Occasionally, discretion and judgment may be used; such discretion is nonetheless informed by investigations into historical price action and is often employed for risk management purposes. Eckhardt Trading Company was terminated as an advisor to the Partnership on December 31, 2003.

(a)  Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

     (iii)The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v)  The  Partnership  does  not  utilize   borrowings   except  short-term
          borrowings if the Partnership takes delivery of any cash commodities.

     (vi) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii)The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the Notes to Financial Statements.)

     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2018;
(ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Redeemable Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

(b)  Capital Resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
          expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of their Redeemable Units to be redeemed by the Partnership at the Redemption value per Redeemable Unit thereof as of the last day of any month ending at least three months after such Redeemable Units have been issued, on ten days notice to the General Partner. No fee is charged for redemptions. For the year ended December 31, 2003, 3,024.9460 Redeemable Units were redeemed totaling $3,920,900. For the year ended December 31, 2002, 8,929.5088 Redeemable Units were redeemed totaling $9,615,753. For the year ended December 31, 2001, 8,652.4672 Redeemable Units were redeemed totaling $8,812,326.

     Offering and organization expenses of approximately $700,000, relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs have been reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.). For the years ended December 31, 2003, 2002 and 2001 $0, $0, and $40,661, respectively, of these costs have been reimbursed to CGM by the Partnership.

     In addition, the Partnership has recorded interest expense of $0, $0, and $161, respectively, for the years ended December 31, 2003, 2002 and 2001, which is included in other expenses.

     The Partnership's public offering terminated on April 1, 2000. There were no additional sales of Redeemable Units for the years ended December 31, 2003, 2002 and 2001.

(c)  Results of Operations.

     For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 17.2% from $1,180.95 to $1,384.25. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 12.2% from $1,052.23 to $1,180.95. For the year ended December 31, 2001, the Net Asset Value per Redeemable Unit increased 4.1% from $1,010.52 to $1,052.23.

     The Partnership experienced a net trading gain of $13,936,546 before commissions and expenses for the year ended December 31, 2003. Gains were primarily attributable to the trading of currencies, energy, U.S. and non-U.S. interest rates, metals and indices, and were partially offset by losses incurred in the trading of grains and softs.

     On a very broad basis, the year 2003 can be divided into three periods: the time leading up to and shortly after the Iraq War (January through May), the transition to higher world growth (June through October), and the renewed dollar decline (November and December).

     The Iraq war was the focus for much of the first half of the year. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets sold-off, the dollar sold-off, gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisors had strong performance, up nearly 11%.

     Just prior to the inception of the hostilities, several of the Advisors reduced leverage in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March. During this period, bond markets sold-off, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends disrupted leading to losses for the month of March. Positions returned to normal leverage in late April and May saw a substantial recovery of Partnership performance with profits coming from short dollar, long interest rate and long commodity positions.

     In a transition to economic recovery and growth, the major markets began to reflect changing expectations in the middle of June. Consistently positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the European Central Bank and the U.S. Federal Reserve Bank. Consequently, there was a trend change, as interest rates moved up off 40 year lows and the dollar actually rallied reversing the decline from earlier in the year.

     While there were gains in stock index trading, the Advisors' exposure in these markets has been relatively low; so they were not able to make a sustainable impact on performance. In addition to the negative market action in interest rates and currencies, there were further increases in volatility for the energy sector and growing volatility within a relatively tight range for many agricultural markets. The second quarter ended unprofitable and this carried through the summer and into the early fall as the Partnership alternated between profits and losses on a monthly basis.

     The final period of 2003 was the renewed dollar decline beginning in late November. The dollar began a new significant decline against both the euro and yen. This led to significant fourth quarter profits, which boosted performance for many of the Advisors and the Partnership ended the year up 17.2%.

     In the General Partner's opinion, the Advisors continue to employ trading methods and produce results consistent with the objectives of the Partnership and expectations for the Advisors' programs. The General Partner continues to monitor the Advisors' performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

     The Partnership experienced net trading gains of $10,210,735 before commissions and expenses for the year ended December 31, 2002. These gains were primarily attributable to the trading of currencies, livestock, softs, U.S. and non-U.S. interest rates and were partially offset by losses incurred in the trading of metals, grains and energy products.

     The Partnership experienced net trading gains of $5,326,102 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses incurred in energy, grains and livestock.

     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

(d)  Operational Risk.

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

     Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

     Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

     Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e)  Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The  Partnership's Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and December 31, 2002 and the highest, lowest and average values at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $53,706,998.

                                December 31, 2003

                                                                                           Year to Date
                                                                            ------------------------------------------
                                                             % of Total         High             Low
          Market Sector                 Value at Risk      Capitalization    Value at Risk  Value at Risk    Average*
          -------------                 -------------     --------------     -------------  -------------    ---------
Currencies
- Exchange Traded Contracts                $ 15,000              0.03%            282,791       7,434         141,972
- OTC Contracts                          $1,534,298              2.86%          1,534,298     585,750       1,097,426
Energy                                      638,150              1.19%            982,800      65,600         495,119
Grains                                       59,676              0.11%            166,741      22,303          95,039
Interest rates U.S.                         578,750              1.08%          1,035,700     100,050         380,698
Interest rates Non-U.S.                   1,019,610              1.90%          1,818,180     412,510       1,114,311

Metals
- Exchange Traded Contracts                 170,700              0.32%            211,900      64,500         115,742
- OTC Contracts                             313,680              0.58%            328,545      65,925         208,597
Softs                                        96,600              0.18%            144,300      37,850          87,813
Indices                                   1,598,005              2.97%          2,067,094      33,501       1,077,011
                                         ----------             ------
Total                                    $6,024,469             11.22%
                                         ==========             ======

     *monthly average based on month-end value at risk.

As of December 31, 2002, the Partnership's total capitalization was $49,391,625.

                                December 31, 2002

                                                                                           Year to Date
                                                                           -----------------------------------------------
                                                         % of Total             High              Low
          Market Sector                Value at Risk     Capitalization      Value at Risk    Value at Risk       Average *
          -------------                -------------     --------------      -------------    -------------      ---------
Currencies
 - Exchange Traded Contracts            $  321,807           0.65%            $  717,675        $  22,562        $  206,139
 - OTC Contracts                           920,417           1.86%             1,149,794          614,695         1,003,131
Energy                                     885,800           1.79%               915,600           57,590           561,425
Grains                                      85,571           0.17%               162,671           16,940            70,516
Interest rates U.S.                        489,100           0.99%               821,800           46,700           230,700
Interest rates Non-U.S.                  1,628,326           3.31%             1,938,276          370,252           962,928
Livestock                                                      --                 37,550               --             9,388
Metals
 - Exchange Traded Contracts               174,800           0.35%               224,200           50,000           139,425
 - OTC Contracts                            81,150           0.16%               328,025           52,750           197,181
Softs                                       77,300           0.16%               140,000           36,600            84,600
Indices                                    172,486           0.35%             2,544,972            9,560           622,899
                                           -------           -----
Total                                   $4,836,757           9.79%
                                        ==========           =====

* Quarterly average

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of December 31, 2003 by market sector:

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia.

     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/Swiss franc and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (German) and S&P stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

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

Item 8. Financial Statements and Supplementary Data.





            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

                          INDEX TO FINANCIAL STATEMENTS


                                                               Page Number

   Oath or Affirmation.                                           F-2

   Independent Auditors' Reports.                               F3 - F4

   Financial Statements:
   Statements of Financial Condition at
   December 31, 2003 and 2002.                                    F-5

   Condensed Schedules of Investments at
   December 31, 2003 and 2002.                                  F6 - F7

   Statements of Income and Expenses for
   the years ended December 31, 2003, 2002
   and 2001.                                                      F-8

   Statements of Partners' Capital for the
   years ended December 31, 2003, 2002 and
   2001.                                                          F-9

   Notes to Financial Statements.                              F-10 - F-15


   Selected Unaudited Quarterly Financial Data.                   F-16

                           To the Limited Partners of
            Salomon Smith Barney Global Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.




     /s/ Daniel R. McAuliffe, Jr.
     --------------------------
By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Citigroup Managed Futures LLC
     General Partner, Salomon Smith Barney
     Global Diversified Futures Fund L.P.

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

     To the Partners of
        Salomon Smith Barney Global Diversified Futures Fund L.P.:

     We have audited the accompanying statements of financial condition of Salomon Smith Barney Global Diversified Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of
     December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 was audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Global Diversified Futures Fund L.P. as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


     /s/ KPMG LLP
         KPMG LLP
         New York, New York
         February 27, 2004

                         Report of Independent Auditors

     To the Partners of
        Salomon Smith Barney Global Diversified Futures Fund L.P.:

     In our opinion, the accompanying statements of income and expenses and partners' capital present fairly, in all material respects, the results of Salomon Smith Barney Global Diversified Futures Fund L.P.'s operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     /s/ PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     New York, New York
     February 28, 2002

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statements of Financial Condition
                           December 31, 2003 and 2002


                                                                                2003               2002
                                                                           -------------      -------------
   Assets:
   Equity in commodity futures trading account:
      Cash (restricted $6,640,283 and $5,827,594 in 2003 and 2002,
        respectively) (Note 3c)                                              $52,664,213         $48,802,978
      Net unrealized appreciation on open futures positions                    1,254,503           2,908,615
      Unrealized appreciation on open forward contracts                        3,866,171           1,942,800
                                                                           -------------       -------------
                                                                              57,784,887          53,654,393
   Interest receivable (Note 3c)                                                  30,142              39,935
                                                                           -------------       -------------
                                                                             $57,815,029         $53,694,328
                                                                            -------------       ------------

   Liabilities and Partners' Capital:
   Liabilities:
    Unrealized depreciation on open forward contracts                         $1,573,552          $1,590,882
     Accrued expenses:
      Commissions (Note 3c)                                                      257,940             238,962
      Management fees (Note 3b)                                                   80,143              77,066
      Incentive fees (Note 3b)                                                 1,953,719           1,293,471
      Professional fees                                                           42,717              51,066
      Other                                                                        9,452               6,484
    Redemptions payable (Note 5)                                                 190,508           1,044,772
                                                                           -------------       -------------
                                                                               4,108,031           4,302,703
                                                                           -------------       -------------
   Partners' capital (Notes 1 and 5):
     General Partner, 619.7983 Unit equivalents outstanding in 2003
      and 2002, respectively                                                     857,956             731,951
     Limited Partners, 38,178.7765 and 41,203.7225 Redeemable Units
     of Limited Partnership Interest outstanding in 2003 and 2002,
      respectively                                                            52,849,042          48,659,674
                                                                           -------------       -------------
                                                                              53,706,998          49,391,625
                                                                           -------------       -------------
                                                                             $57,815,029         $53,694,328
                                                                            -------------       ------------



    See accompanying notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                Contract                                                  Fair Value
 -------------------------            ---------------------------------------                   ----------
Currencies
                                      Unrealized appreciation on forward contracts 4.38%        $2,352,507
                                      Unrealized depreciation on forward contracts (2.11)%      (1,134,174)
                                                                                                ----------
                                         Total forward contracts 2.27%                           1,218,333
                                                                                                ----------
                                      Futures contracts sold (0.00)%*                               (2,424)
                                                                                                ----------
  Total Currencies 2.27%                                                                         1,215,909
                                                                                                ----------

Total Energy 0.25%                    Futures contracts purchased 0.25%                            135,757
                                                                                                ----------

Grains
                                      Futures contracts purchased (0.01)%                           (3,869)
                                      Futures contracts sold (0.02)%                               (10,468)
                                                                                                ----------
  Total Grains (0.03)%                                                                             (14,337)
                                                                                                ----------

Total Interest Rates U.S. 0.00%*      Futures contracts purchased 0.00%*                             1,994
                                                                                                ----------

Interest Rates Non-U.S.
                                      Futures contracts purchased 0.30%                            159,039
                                      Futures contracts sold (0.08)%                               (41,544)
                                                                                                ----------
  Total Interest Rates Non-U.S. 0.22%                                                              117,495
                                                                                                ----------
Metals
                                      Futures contracts purchased 0.67%                            359,915

                                      Unrealized appreciation on forward contracts 2.82%         1,513,664
                                      Unrealized depreciation on forward contracts (0.82)%        (439,378)
                                                                                                ----------
                                         Total forward contracts 2.00%                           1,074,286
                                                                                                ----------
  Total Metals 2.67%                                                                             1,434,201
                                                                                                ----------
Softs
                                      Futures contracts purchased (0.03)%                          (14,000)
                                      Futures contracts sold 0.01%                                   2,471
                                                                                                ----------
  Total Softs (0.02)%                                                                              (11,529)
                                                                                                ----------

Total Indices 1.24%                   Futures contracts purchased 1.24%                            667,632
                                                                                                ----------

Total Fair Value on futures
and forward positions  6.60%                                                                    $3,547,122
                                                                                                ==========

                                              Investments at Fair    % of Investments
   Country Composition                               Value             at Fair Value
   ----------------------                     ---------------------- -------------------
   Australia                                           $12,842              0.36%
   Canada                                              154,681              4.36
   France                                                2,653              0.07
   Germany                                             152,267              4.29
   Hong Kong                                            11,883              0.34
   Italy                                               (11,804)            (0.33)
   Japan                                                27,876              0.79
   Spain                                                40,912              1.15
   Sweden                                                9,240              0.26
   United Kingdom                                    1,228,716             34.64
   United States                                     1,917,856             54.07
                                              ---------------------- -------------------
                                                    $3,547,122            100.00%
                                              ====================== ===================

  Percentages are based on Partners' capital unless otherwise indicated
  * Due to rounding
  See accompanying notes to financial statements.


                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                Contract                                                 Fair Value
-------------------------             ----------------------------------------               -------------
Currencies
                                      Unrealized appreciation on forward contracts 3.65%        $1,801,294
                                      Unrealized depreciation on forward contracts (2.79)%      (1,377,940)
                                                                                                ----------
                                         Total forward contracts 0.86%                             423,354
                                                                                                ----------

                                      Futures contracts sold 0.00%*                                  1,288
                                      Futures contracts purchased 0.81%                            399,987
                                                                                                ----------
                                         Total futures contracts 0.81%                             401,275
                                                                                                ----------
  Total Currencies 1.67%                                                                           824,629
                                                                                                ----------

Energy 0.34%                          Futures contracts purchased 0.34%                            170,204
                                                                                                ----------

Grains
                                      Futures contracts sold 0.08%                                  38,536
                                      Futures contracts purchased 0.00%*                             1,358
                                                                                                ----------
  Total Grains 0.08%                                                                                39,894
                                                                                                ----------

Interest Rates U.S. 0.90%             Futures contracts purchased 0.90%                            444,087
                                                                                                ----------

Interest Rates Non-U.S. 2.64%         Futures contracts purchased 2.64%                          1,306,021
                                                                                                ----------
Metals
                                      Unrealized appreciation on forward contracts 0.29%          $141,506
                                      Unrealized depreciation on forward contracts (0.43)%        (212,942)
                                                                                                ----------
                                         Total forward contracts (0.14)%                           (71,436)
                                                                                                ----------

                                      Futures contracts sold 0.01%                                   5,987
                                      Futures contracts purchased 0.43%                            213,790
                                                                                                ----------
                                         Total futures contracts 0.44%                             219,777
                                                                                                ----------
  Total Metals 0.30%                                                                               148,341
                                                                                                ----------
Softs
                                      Futures contracts sold 0.01%                                   4,481
                                      Futures contracts purchased 0.10%                             49,886
                                                                                                ----------
  Total Softs 0.11%                                                                                 54,367
                                                                                                ----------
Indices
                                      Futures contracts sold 0.57%                                 282,260
                                      Futures contracts purchased (0.02)%                           (9,270)
                                                                                                ----------
  Total Indices 0.55%                                                                              272,990
                                                                                                ----------

Total Fair Value 6.59%                                                                          $3,260,533
                                                                                                ==========
                                                                              % of
                                                    Investments at        Investments
        Country Composition                           Fair Value         at Fair Value
       -----------------------                   ---------------------- -----------------
        Australia                                        $183,783              5.64%
        Canada                                             78,916              2.42
        France                                             (7,297)            (0.22)
        Germany                                           506,816             15.54
        Hong Kong                                          30,660              0.94
        Japan                                             129,109              3.96
        Spain                                              (1,522)            (0.05)
        Sweden                                              1,231              0.04
        United Kingdom                                    462,397             14.18
        United States                                   1,876,440             57.55
                                                 ---------------------- -----------------
                                                       $3,260,533            100.00%
                                                 ====================== =================

   Percentages are based on Partners' capital unless otherwise indicated
   * Due to rounding
   See accompanying notes to financial statements.


                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Statements of Income and Expenses
              for the years ended December 31, 2003, 2002 and 2001



                                                        2003          2002          2001
                                                    -----------   -----------   -----------
Income:
  Net gain (losses) on trading of commodity
   interests:
   Realized gains on closed positions and foreign
    currencies                                      $13,649,957   $ 7,968,622   $ 8,321,777
   Change in unrealized gains (losses) on
    open positions                                      286,589     2,242,113    (2,995,675)
                                                    -----------   -----------   -----------
                                                     13,936,546    10,210,735     5,326,102
  Interest income (Note 3c)                             414,271       646,856     1,580,323
                                                    -----------   -----------   -----------
                                                     14,350,817    10,857,591     6,906,425
                                                    -----------   -----------   -----------
Expenses:
  Brokerage commissions including clearing fees
   of $134,373, $134,403, and $106,521 in 2003,
   2002 and 2001, respectively (Note 3c)              3,165,689     3,030,685     3,312,436
  Management fees (Note 3b)                             924,561       849,528     1,134,883
  Incentive fees (Note 3b)                            1,953,719     1,293,471       203,932
  Professional fees                                      51,774        73,737        43,228
  Other expenses                                         18,801         6,727        26,204
                                                    -----------   -----------   -----------
                                                      6,114,544     5,254,148     4,720,683
                                                    -----------   -----------   -----------
Net income                                          $ 8,236,273   $ 5,603,443   $ 2,185,742
                                                    -----------   -----------   -----------

Net income per Redeemable Unit of Limited
  Partnership Interest and General Partner Unit
  equivalent (Notes 1 and 6)                        $    203.30   $    128.72   $     41.71
                                                    -----------   -----------   -----------


See accompanying notes to financial statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                         Statements of Partners' Capital
              for the years ended December 31, 2003, 2002 and 2001


                                                         Limited              General
                                                         Partners             Partner           Total
                                                       -----------         -----------       -----------
Partners' capital at December 31, 2000                 $58,951,841          $1,078,678       $60,030,519
Net income                                               2,141,218              44,524         2,185,742
Redemption of 8,652.4672 Redeemable Units
   of Limited Partnership Interest                      (8,812,326)                 --        (8,812,326)
                                                     -------------       -------------     -------------
Partners' capital at December 31, 2001                  52,280,733           1,123,202        53,403,935
Net income                                               5,494,695             108,748         5,603,443
Redemption of 8,481.8583 Redeemable Units
   of Limited Partnership Interest and 447.6505
   Units of General Partnership Interest                (9,115,754)           (499,999)       (9,615,753)
                                                     -------------       -------------     -------------
Partners' capital at December 31, 2002                  48,659,674             731,951        49,391,625
Net income                                               8,110,268             126,005         8,236,273
Redemption of 3,024.9460 Redeemable Units
   of Limited Partnership Interest                      (3,920,900)                 --        (3,920,900)
                                                     -------------       -------------     -------------
Partners' capital at December 31, 2003                 $52,849,042            $857,956       $53,706,998
                                                      ------------        ------------      ------------



See accompanying notes to financial statements.

                                 Salomon Smith Barney
                         Global Diversified Futures Fund L.P.
                             Notes to Financial Statements


1.   Partnership Organization:

     Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 100,000 Redeemable Units during its offering period which ended November 25, 2000.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

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

     b.   Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into Management Agreements with Campbell & Company, Inc. ("Campbell"), Aspect Capital Limited ("Aspect") and Eckhardt Trading Company ("Eckhardt") (collectively, the "Advisors"), each of which are registered commodity trading advisors. Eckhardt was terminated as an Advisor to the Partnership on December 31, 2003. On January 16, 2004, Altis Partners Limited was added as an advisor to the Partnership. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to it. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

          In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

     c.   Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $6,640,283 and $5,827,594, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $2,199,191 and $1,607,834, respectively.

5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of any month on 10 days notice to the General Partner provided that no redemption may result in the Limited Partner holding fewer than 3 units after redemption is effected. There is no fee charged to limited partners in connection with redemptions.
                                        F-13

6.   Financial Highlights:

     Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2003, 2002 and 2001 were as follows:


                                                          2003          2002         2001
                                                      ---------     ---------    ---------
Net realized and unrealized gains*                 $     265.99  $     163.76  $      39.09
   Interest income                                        10.29         13.69         28.35
   Expenses**                                            (72.98)       (48.73)       (25.73)
                                                      ---------     ---------     ---------
   Increase for the year                                 203.30        128.72         41.71
   Net asset value per Redeemable Unit,
    beginning of year                                  1,180.95      1,052.23      1,010.52
                                                      ---------     ---------     ---------
   Net asset value per Redeemable Unit,
    end of year                                    $   1,384.25  $   1,180.95  $   1,052.23
                                                      ---------     ---------     ---------

   *  Includes brokerage commissions
   ** Excludes brokerage commissions

   Ratios to Average Net Assets :
    Net investment loss before incentive fees***          (7.2)%        (6.6)%        (5.2)%
                                                     ---------     ---------     ---------

    Operating expenses                                     8.0%          7.9%          8.0%
    Incentive fees                                         3.8%          2.6%          0.4%
                                                     ---------     ---------     ---------
    Total expenses                                        11.8%         10.5%          8.4%
                                                     ---------     ---------     ---------

   Total return:
    Total return before incentive fees                    21.5%         15.2%          4.5%
    Incentive fees                                        (4.3)%        (3.0)%        (0.4)%
                                                     ---------     ---------     ---------
    Total return after incentive fees                     17.2%         12.2%          4.1%
                                                     ---------     ---------     ---------


     ***  Interest income less total expenses (exclusive of incentive fees).

     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7.   Financial Instrument Risks:

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                   For the period from   For the period from  For the period from   For the period from
                                   October 1, 2003 to     July 1, 2003 to      April 1, 2003 to      January 1, 2003 to
                                   December 31, 2003     September 30, 2003     June 30, 2003         March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income              $ 4,226,488            $   47,203        $ 2,503,620              $ 4,407,817

Net Income (loss)                       $ 3,202,877            $ (140,896)       $ 1,822,704              $ 3,351,588

Increase (decrease) in Net Asset
 Value per Redeemable Unit              $     82.09            $    (3.51)       $     44.67              $     80.05

                                   For the period from   For the period from   For the period from  For the period from
                                   October 1, 2002 to     July 1, 2002 to       April 1, 2002 to     January 1, 2002 to
                                   December 31, 2002     September 30, 2002    June 30, 2002          March 31, 2002

Net realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 including interest income              $  855,936             $ 6,332,521       $ 3,756,544              $ (3,118,095)

Net Income (loss)                       $  516,480             $ 4,994,409       $ 3,425,926              $ (3,333,372)

Increase (decrease) in Net Asset
 Value per Redeemable Unit              $    14.91             $    108.54       $     71.23              $     (65.96)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

     In connection with the audit of the fiscal year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for such year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Controls and Procedures.

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the fourth quarter of 2003.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $3,165,689 were earned by CGM for the year ended December 31, 2003. Management fees and incentive fees of $924,561 and $1,953,719 respectively, were earned by the Advisors for the year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 619.7983 (1.6%) Unit equivalents as of December 31, 2003.

     (c)  Changes in control. None.

Item 13. Certain Relationships and Related Transactions.

     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business," "Item 8. Financial Statements and Supplementary Data," and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services.

     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

        2003     $25,502
        2002     $28,178

     (2) Audit-Related Fees. None.

     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

        2003     $4,809
        2002     $4,809

     (4) All Other Fees. None.

     (5) Not Applicable.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements:

          Statements of Financial Condition at December 31, 2003 and 2002.

          Condensed Schedules of Investments at December 31, 2003 and 2002.

          Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

          Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001

          Notes to the Financial Statements

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2003.

     (3)  Exhibits:

     3.1  Limited   Partnership   Agreement   (filed  as  Exhibit   3.1  to  the
          Registration   Statement   on  Form  S-1  (File  No.   333-61961   and
          incorporated herein by reference).

     3.2 Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on June 15, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.1 Customer Agreement between the Partnership and Salomon Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.3 Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.5 Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.6 Management Agreement among the Partnership, the General Partner and Eagle Trading Systems, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.8 Management Agreement among the Partnership, the General Partner and Rabar Market Research (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-61961) and incorporated herein by reference).

    10.9 Letter extending Management Agreements with Campbell & Company, Inc., Eagle Trading Systems, Inc., Eckhardt Trading Company and Rabar Market Research for 1999 (previously filed).

    10.10 Letter extending Management Agreements with Campbell & Company, Inc., Eagle Trading Systems, Inc., Eckhardt Trading Company and Rabar Market Research for 2000 (previously filed).

    10.11 Letter extending Management Agreements with Campbell & Company, Inc., Eckhardt Trading Company and Rabar Market Research Inc. for 2001 (previously filed).

    10.12 Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited (previously filed).

    10.13 Letters from the General Partner terminating Management Agreement with Eagle Trading Systems, Inc. and Rabar Market Research Inc. (previously filed).

    10.14 Letter extending Management Agreements with Campbell & Company Inc., Eckhardt Trading Company and Aspect Capital Management Limited for 2002 (previously filed).

    10.15 Letter Extending Management Agreements with Compbell & Company Inc., and Aspect Capital Management Limited for 2003 (filed herein).

    10.16 Letter from the General Partner terminating Management Agreement with Eckhardt Trading Company (filed herein).

     16.1 Letter from PricewaterhouseCoopers LLP (filed herein).


          The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

          31.1 - Rule 13a-14(a)/15d-14(a) Certifications (Certifications of President and Director).

          31.2 - Rule 13a-14(a)/15d-14(a) Certifications (Certifications of Chief Financial Officer and Director).

          32.1 - Section 1350 Certifications (Certifications of President and Director).

          32.2 - Section 1350 Certifications (Certifications of Chief Financial Officer and Director)



(b) Reports on Form 8-K: None filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To
Section 12 Of The Act.





Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2004.


SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:      Citigroup Managed Futures LLC
         (General Partner)


By  /s/  David J. Vogel
         -------------------------
         David J. Vogel
         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                        /s/ Shelley Ullman
-------------------------                                 ---------------------
David J. Vogel                                            Shelley Ullman
President and Director                                    Director



/s/ Maureen O'Toole                                       /s/ Steve J. Keltz
--------------------------                                ----------------------
Maureen O'Toole                                           Steve J. Keltz
Director                                                  Secretary and Director

/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this Annual Report on Form 10-K of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 29, 2004                           /s/ David J. Vogel
-----------------------                            ----------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2

                                  CERTIFICATION


I,   Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 29, 2004                    /s/ Daniel R. McAuliffe, Jr.
-----------------------                     -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the Annual Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.



/s/ David J. Vogel
------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director


Date: March 29, 2004
--------------------

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the Annual Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.




/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director


Date: March 29, 2004
-----------------------

                         Citigroup Managed Futures LLC
                           399 Park Avenue, 7th Floor
                            New York, New York 10022




June 13, 2003



Campbell & Company, Inc.
Court Tower Building, Towson
210 West Pennsylvania Avenue
Suite 770
Baltimore, MD 212104

Attn: Mrs. Theresa D. Becks

         Re:      Management Agreement Renewals

Dear Mrs. Becks:

     We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2004 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Potomac Futures  Fund L.P.
o        Smith Barney Diversified Futures Fund L.P.
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Global Markets Futures Fund L.P.
o        Smith Barney Global Diversified Futures Fund L.P.
o        Salomon Smith Barney Diversified 2000 Futures Fund L.P.
o        Smith Barney Campbell F.M. and Energy Fund plc
o        AURORA 2001
o        AURORA III

     Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-793-1986. If you have any questions I can be reached at 212-559-5043.

Very truly yours,

CITIGROUP MANAGED FUTURES LLC



By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director


CAMPBELL & COMPANY, INC.


By:    /s/ Theresa Becks
        -------------------------
Print Name:  Theresa Becks

                          Citigroup Managed Futures LLC
                           399 Park Avenue, 7th Floor
                            New York, New York 10022

June 13, 2003



Eckhardt Trading Company
53 West Jackson Boulevard
Suite 1240
Chicago, Illinois 60604

Attention:  Ms. Audrey L. Gale

         Re:      Management Agreement Renewal

Dear Ms. Gale:

     We are writing with respect to your management agreement concerning the commodity pool to which reference is made below (the "Management Agreement"). We are extending the term of the Management Agreement through June 30, 2004 and all other provisions of the Management Agreement will remain unchanged.

o        Salomon Smith Barney Global Diversified  Futures Fund L.P.
o        AURORA  2001

     Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-793-1986. If you have any questions I can be reached at 212-559-5043.

Very truly yours,

CITIGROUP MANAGED FUTURES LLC


By: /s/  Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

ECKHARDT TRADING COMPANY

AGREED AND ACCEPTED

By:      /s/Audrey Gale
          -------------------------
Print Name:  Audrey Gale

                          Citigroup Managed Futures LLC
                           399 Park Avenue, 7th Floor
                            New York, New York 10022

June 13, 2003


Aspect Capital Management Ltd.
Nations House - 8th Floor
103 Wigmore Street
London W1U 1QS, U.K.

Attention:  Mr. Anthony Todd

         Re:      Management Agreement Renewals

Dear Mr. Todd:

     We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2004 and all other provisions of the Management Agreements will remain unchanged.

o        Salomon Smith Barney Global Diversified Futures Fund L.P.
o        Salomon Smith Barney Diversified 2000 Futures Fund L.P.

     Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-793-1986. If you have any questions I can be reached at 212-559-5043.

Very truly yours,

CITIGROUP MANAGED FUTURES LLC


By: /s/  Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

ASPECT CAPITAL MANAGEMENT LTD.

AGREED AND ACCEPTED

By:      /s/ Anthony Todd
            --------------
Print Name:  Anthony Todd

                          Citigroup Managed Futures LLC
                            399 Park Avenue, 7th Floor
                            New York, New York 10022



December 24, 2003

Eckhardt Trading Company
53 West Jackson Boulevard
Suite 1240
Chicago, Illinois 60604

Attention:  Ms. Audrey L. Gale



Re:      SSB Global Diversified Futures Fund L.P. (Account 258-39020 and 39035)

Dear Mr. Abernathy:

     Please liquidate all of your positions in the above referenced account in an orderly fashion beginning immediately. This will effectively terminate your management agreement with this entity. Thank you for your service and we look forward to the possibility of working together in the future.

     If you  have  any  questions,  please  call  myself  or  Jennifer  Magro at
(212)559-5046.

Very truly yours,


/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer