Form 10-Q
period 2004-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2004-05-10
CIK 1068237

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 2004

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

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

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

                                    Yes No X

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                       Page
                                                                      Number
PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statements of Financial Condition
                      at March 31, 2004 and December 31,
                      2003 (unaudited).                                 3

                      Condensed Schedules of Investments
                      at March 31, 2004 and December 31,
                      2003 (unaudited).                               4 - 5

                      Statements of Income and Expenses
                      and Partners' Capital for the three
                      months ended March 31,
                      2004 and 2003 (unaudited).                        6

                      Statements of Cash Flows for the
                      three months ended March 31, 2004
                      and 2003 (unaudited).                             7

                      Notes to Financial Statements
                      (unaudited).                                    8 - 11

            Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations.                     12 - 14

            Item 3.   Quantitative and Qualitative
                      Disclosures about Market Risk.                 15 - 16

           Item 4.    Controls and Procedures.                          17

PART II - Other Information                                             18

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                        March 31,   December 31,
                                                          2004          2003
                                                       -----------   -----------
ASSETS:

Equity in commodity futures trading account:
  Cash (restricted $6,474,769 and $6,640,283
    in 2004 and 2003, respectively)                    $56,373,018   $52,664,213
  Net unrealized appreciation on open
    futures positions                                    3,136,856     1,254,503
  Unrealized appreciation on open forward contracts      1,956,260     3,866,171
                                                       -----------   -----------
                                                        61,466,134    57,784,887
Interest receivable                                         37,388        30,142
                                                       -----------   -----------
                                                       $61,503,522   $57,815,029
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

Unrealized depreciation on open forward contracts      $ 1,655,391   $ 1,573,552
 Accrued expenses:
  Commissions                                              273,897       257,940
  Management fees                                           86,987        80,143
  Incentive fees                                         1,248,673     1,953,719
  Other                                                     61,942        52,169
Redemptions payable                                        146,568       190,508
                                                       -----------   -----------
                                                         3,473,458     4,108,031
                                                       ===========   ===========


Partners' capital:

General Partner, 619.7983 Unit equivalents
 outstanding in 2004 and  2003                             939,571       857,956
Limited Partners, 37,660.3936 and 38,178.7765
 Redeemable Units of Limited Partnership Interest
 outstanding in 2004 and 2003, respectively             57,090,493    52,849,042
                                                       -----------   -----------
                                                        58,030,064    53,706,998
                                                       -----------   -----------
                                                       $61,503,522   $57,815,029
                                                       ===========   ===========



See Accompanying Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                               Contract                                                       Fair Value
------------------------------------------------------------------------------------------------ ---------------
Currencies                           Unrealized depreciation on forward contracts (1.86)%       $   (1,079,355)
                                     Unrealized appreciation on forward contracts   1.65%              955,930
                                                                                                  ------------
                                        Total forward contracts (0.21)%                               (123,425)

                                     Futures contracts sold  (0.02)%                                   (13,041)
                                     Futures contracts purchased  0.02%                                 14,852
                                                                                                  ------------
                                        Total futures contracts (0.00)%*                                 1,811
                                                                                                  ------------
 Total Currencies  (0.21)%                                                                            (121,614)
                                                                                                  ------------

Energy                               Futures contracts sold  (0.07)%                                   (38,548)
                                     Futures contracts purchased  0.45%                                262,233
                                                                                                  ------------
 Total Energy  0.38%                                                                                   223,685
                                                                                                  ------------

Grains                               Futures contracts sold  0.00%*                                      1,340
                                     Futures contracts purchased  1.48%                                859,821
                                                                                                  ------------
 Total Grains  1.48%                                                                                   861,161
                                                                                                  ------------

Interest Rates Non - U.S.            Futures contracts sold  0.10%                                      58,720
                                     Futures contracts purchased  1.25%                                723,783
                                                                                                  ------------
 Total Interest Rates Non - U.S.  1.35%                                                                782,503
                                                                                                  ------------

Interest Rates U.S.                  Futures contracts sold  (0.00)%*                                     (325)
                                     Futures contracts purchased  0.40%                                232,436
                                                                                                  ------------
Total Interest Rates  0.40%                                                                            232,111
                                                                                                  ------------

Total Livestock  0.30%                Futures contracts purchased  0.30%                               172,477
                                                                                                  ------------
Total Lumber  0.04%                   Futures contracts purchased  0.04%                                27,236
                                                                                                  ------------

Metals                                Futures contracts purchased  1.10%                               635,607

                                      Unrealized depreciation on forward contracts (0.99)%            (576,036)
                                      Unrealized appreciation on forward contracts  1.72%            1,000,330
                                                                                                  ------------
                                        Total forward contracts 0.73%                                  424,294
                                                                                                  ------------
 Total Metals  1.83%                                                                                 1,059,901
                                                                                                  ------------

Softs                                 Futures contracts sold  0.18%                                    104,187
                                      Futures contracts purchased  (0.04)%                             (23,344)
                                                                                                  ------------
  Total Softs  0.14%                                                                                    80,843
                                                                                                  ------------

Indices                               Futures contracts sold  (0.04)%                                  (25,957)
                                      Futures contracts purchased  0.25%                               145,379
                                                                                                  ------------
 Total Indices  0.21%                                                                                  119,422
                                                                                                  ------------

Total Fair Value  5.92%                                                                          $   3,437,725
                                                                                                 =============
             Country Composition                    Investments at Fair Value            % of Investments at Fair Value
.............................................................................................................................
Australia                                              $         (66,996)                              (1.95)
Canada                                                           113,750                                3.31
France                                                            41,621                                1.21
Germany                                                          481,111                               14.00
Hong Kong                                                          2,028                                0.06
Italy                                                             (1,401)                              (0.04)
Japan                                                            668,304                               19.44
Spain                                                             18,655                                0.54
Sweden                                                             5,234                                0.15
United Kingdom                                                   700,135                               20.37
United States                                                  1,475,284                               42.91
                                               .....................................  ......................................
                                                        $      3,437,725                              100.00%
                                               =====================================  ======================================

Percentages are based on Partners' capital unless otherwise indicated
* Due to Rounding
See Accompanying Notes to Unaudited Financial Statements.

                              Salomon Smith Barney
                      Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                       Contract                                          Fair Value
-------------------------------------------------------------------------------------------  ---------------
Currencies
                                      Unrealized appreciation on forward contracts 4.38%        $2,352,507
                                      Unrealized depreciation on forward contracts (2.11)%      (1,134,174)
                                                                                                ----------
                                         Total forward contracts 2.27%                           1,218,333
                                                                                                ----------
                                      Futures contracts sold (0.00)%*                               (2,424)
                                                                                                ----------
  Total Currencies 2.27%                                                                         1,215,909
                                                                                                ----------

Total Energy 0.25%                    Futures contracts purchased 0.25%                            135,757
                                                                                                ----------

Grains
                                      Futures contracts purchased (0.01)%                           (3,869)
                                      Futures contracts sold (0.02)%                               (10,468)
                                                                                                ----------
  Total Grains (0.03)%                                                                             (14,337)
                                                                                                ----------

Total Interest Rates U.S. 0.00%*      Futures contracts purchased 0.00%*                             1,994
                                                                                                ----------

Interest Rates Non-U.S.
                                      Futures contracts purchased 0.30%                            159,039
                                      Futures contracts sold (0.08)%                               (41,544)
                                                                                                ----------
  Total Interest Rates Non-U.S. 0.22%                                                              117,495
                                                                                                ----------

Metals
                                      Futures contracts purchased 0.67%                            359,915
                                      Unrealized appreciation on forward contracts 2.82%         1,513,664
                                      Unrealized depreciation on forward contracts (0.82)%        (439,378)
                                                                                                ----------
                                         Total forward contracts 2.00%                           1,074,286
                                                                                                ----------
  Total Metals 2.67%                                                                             1,434,201
                                                                                                ----------

Softs
                                      Futures contracts purchased (0.03)%                          (14,000)
                                      Futures contracts sold 0.01%                                   2,471
                                                                                                ----------
  Total Softs (0.02)%                                                                              (11,529)
                                                                                                ----------

Total Indices 1.24%                   Futures contracts purchased 1.24%                            667,632
                                                                                                ----------


Total Fair Value  6.60%                                                                         $3,547,122
                                                                                                ==========

                                            Investments at Fair    % of Investments
 Country Composition                               Value             at Fair Value
----------------------                     ----------------------- ------------------
Australia                                           $12,842               0.36%
Canada                                              154,681               4.36
France                                                2,653               0.07
Germany                                             152,267               4.29
Hong Kong                                            11,883               0.34
Italy                                               (11,804)             (0.33)
Japan                                                27,876               0.79
Spain                                                40,912               1.15
Sweden                                                9,240               0.26
United Kingdom                                    1,228,716              34.64
United States                                     1,917,856              54.07
                                           ----------------------- ------------------
                                                 $3,547,122             100.00%
                                           ======================= ==================

 Percentages are based on Partners' capital unless otherwise indicated
 * Due to rounding
 See Accompanying Notes to Unaudited Financial Statements.

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                Three months ended
                                                                      March 31,
                                                           ----------------------------
                                                                 2004          2003
                                                           ---------------------------
Income:
  Net gains (losses) on trading of
  commodity interests:
  Realized gains on closed positions
   and foreign currencies                                 $  7,435,065    $  8,259,378
  Change in unrealized losses on open
   positions                                                  (109,397)     (3,186,501)
                                                          ------------    ------------
                                                             7,325,668       5,072,877
Interest income                                                 92,967         116,918
                                                          ------------    ------------
                                                             7,418,635       5,189,795
                                                          ------------    ------------


Expenses:
  Brokerage commissions including clearing fees
   of $27,385 and $34,591, respectively                        822,229         781,978
  Management fees                                              239,038         228,844
  Incentive fees                                             1,248,673         808,962
  Other expenses                                                19,849          18,423
                                                          ------------    ------------
                                                             2,329,789       1,838,207
                                                          ------------    ------------


Net income                                                   5,088,846       3,351,588

Redemptions                                                   (765,780)     (1,240,223)
                                                          ------------    ------------
Net increase in Partners' capital                            4,323,066       2,111,365

Partners' capital, beginning of period                      53,706,998      49,391,625
                                                          ------------    ------------
Partners' capital, end of period                          $ 58,030,064    $ 51,502,990
                                                          ============    ============


Net asset value per Redeemable Unit
  (38,280.1919 and 40,842.9868 Redeemable Units
  outstanding at March 31, 2004 and 2003, respectively)   $   1,515.93    $   1,261.00
                                                          ============    ============

Net income per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $     131.68    $      80.05
                                                          ============    ============


See Accompanying Notes to Unaudited Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                            Statements of Cash Flows
                                 March 31, 2004
                                   (Unaudited)


                                                                 Three months ended
                                                                      March 31,
                                                               ------------------------
                                                                 2004           2003
                                                               ------------------------
Cash flows from operating activities:
   Net Income                                               $  5,088,846    $  3,351,588
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Changes in operating assets and liabilities:
        Net unrealized appreciation (depreciation)
        on open futures positions                             (1,882,353)      2,562,447
        Unrealized appreciation on open forward contracts      1,909,911       1,067,925
        Increase in interest receivable                           (7,246)         (1,823)

      Unrealized depreciation on open forward contracts           81,839        (443,871)
      Accrued expenses:
        Increase in commissions                                   15,957           4,235
        Increase in management fees                                6,844           1,085
        Decrease in incentive fees                              (705,046)       (484,508)
        Increase in other                                          9,773          18,423
      Decrease in redemptions payable                            (43,940)       (727,167)
                                                            ------------    ------------
           Net cash provided by operating activities           4,474,585       5,348,334
                                                            ------------    ------------

Cash flows from financing activities:
   Payments for redemptions                                     (765,780)     (1,240,223)
                                                            ------------    ------------

           Net cash used in financing activities                (765,780)     (1,240,223)
                                                            ------------    ------------

           Net change in cash                                  3,708,805       4,108,111
           Cash, at beginning of period                       52,664,213      48,802,978
                                                            ------------    ------------
           Cash, at end of period                           $ 56,373,018    $ 52,911,089
                                                            ============    ============

See Accompanying Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2004, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  March 31,2004
                                   (Unaudited)
                                   (Continued)

2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:


                                                                  Three Months Ended
                                                                       March 31,
                                                                ---------------------
                                                                 2004            2003
                                                                ---------------------
Net realized and unrealized gains*                         $     168.27  $     102.50
 Interest income                                                   2.41          2.82
 Expenses**                                                      (39.00)       (25.27)
                                                              ---------     ---------
Increase for the period                                          131.68         80.05
Net Asset Value per Redeemable Unit, beginning of period       1,384.25      1,180.95
                                                              ---------     ---------


Net Asset Value per Redeemable Unit, end of period         $   1,515.93  $   1,261.00
                                                              =========     =========

Ratio to average net assets: ***

 Net investment loss before incentive fees****                    (7.1)%        (7.2)%
                                                              =========     =========


 Operating expenses                                                7.8%          8.2%
 Incentive fees                                                    2.3%          6.4%
                                                             ---------     ---------
Total expenses                                                    10.1%         14.6%
                                                             =========     =========
Total return:

 Total return before incentive fees                               11.9%          8.4%
 Incentive fees                                                   (2.4)%        (1.6)%
                                                             ---------     ---------
Total return after incentive fees                                  9.5%          6.8%
                                                             =========     =========



*    Includes brokerage commissions
**   Excludes brokerage commissions
***  Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transaction during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $4,377,648 and $2,199,191, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $3,437,725 and $3,547,122, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)




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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 8.0% from $53,706,998 to $58,030,064. This increase was attributable to net income from operations of $5,088,846, which was partially offset by the redemption of 518.3829 Redeemable Units of Limited Partnership Interest resulting in an outflow of $765,780. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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


Results of Operations

     During the Partnership's first quarter of 2004, the net asset value per Redeemable Unit increased 9.5% from $1,384.25 to $1,515.93 as compared to an increase of 6.8% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $7,325,668. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and metals were partially offset by losses in softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $5,072,877. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in grains and indices.

     The Partnership had a strong first quarter as the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits across nearly all market sectors. The major contributors to performance were lower interest rates both in the U.S. and internationally, weakness in the U.S. dollar for much of the quarter and continued pressure on commodity prices, particularly in base metals, energy, and grains.

     Lower interest rate trends provided substantial profits for positions in U.S. and international interest rate contracts in January and February. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Partnership's advisors but then began a sharp correction that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Trading in stock market indices was as mixed as the directionless stock markets were for the first quarter.

     In the commodity markets, increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum produced profitable trading. Bullish price trends in gold, silver and palladium were also profitable for the advisors. Concurrently, the demand for foodstocks in developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Each of these sectors produced profits for the quarter. Energy trading was also slightly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisors.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 decreased by $23,951, as compared to the corresponding period in 2003. The decrease in interest income is primarily due to the decrease in interest rates during the three months ended March 31, 2004 as compared to 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2004 increased by $40,251, as compared to the corresponding period in 2003. The increase in brokerage commissions for the three months ended March 31, 2004 is due to an increase in average net assets during the period.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 increased by $10,194, as compared to the corresponding period in 2003. The increase in management fees for the three months ended March 31, 2004 is due to an increase in average net assets during the period.

     Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2004 and 2003 resulted in an incentive fee accrual of $1,248,673 and $808,962, respectively.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the market in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $58,030,064. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                 March 31, 2004
                                   (Unaudited)

                                                                                       Year to Date
                                                                  ----------------------------------------------------
                                                   % of Total           High               Low              Average
Market Sector                Value at Risk        Capitalization    Value at Risk      Value at Risk      Value at Risk
------------------           ------------         --------------    -------------      -------------      -------------
Currencies
-Exchange Traded Contracts    $   167,110              0.29%          $ 317,695          $ 157,616          $ 247,135
-  OTC Contracts                  825,902              1.42%          1,353,727            620,582          1,063,501
Energy                            642,530              1.11%            879,574            401,350            652,761
Grains                            416,187              0.72%            416,187             76,491            334,558
Interest rate  U.S.               519,750              0.89%            957,450            325,413            642,883
Interest rate Non-U.S.          1,120,694              1.93%          2,428,075            994,949          1,714,818
Livestock                          80,600              0.14%            101,100              3,200             51,633
Metals
-Exchange Traded Contracts        311,900              0.54%            311,900            161,100            242,367
-  OTC Contracts                  396,149              0.68%            615,967            300,245            462,928
Softs                             351,945              0.61%            368,736             57,000            279,356
Indices                           806,646              1.41%          3,060,289            806,646          2,020,139
Wood                               18,700              0.03%             25,950              5,250             12,540
                            ---------------------------------------
Totals                      $   5,669,013              9.77%
                            =======================================



Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a) Total Number of     (b) Average Price       (c) Total Number of    (d) Maximum Number
                                Shares (or Units)       Paid per Share (or      Shares (or Units)      (or Approximate
                                Purchased*              Unit)**                 Purchased as Part of   Dollar Value) of
                                                                                Publicly Announced     Shares (or Units)
                                                                                Plans or Programs      that May Yet Be
                                                                                                       Purchased Under the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January 31,   193.7258                $1,390.80               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February 1, 2004 - February     227.9722                $1,534.30               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004   96.6849                $1,515.93               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           518.3829                $1,480.34               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------


* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports of Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

          Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

          Exhibit  -  32.1  -  Section  1350  Certification   (Certification  of
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:      Citigroup Managed Futures LLC
         -----------------------
         (General Partner)


By:      /s/ David J. Vogel
         -----------------------
         David J. Vogel, President and Director

Date:    5/10/04
         -----------------------
                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Citigroup Managed Futures LLC
         -----------------------
         (General Partner)


By:      /s/ David J. Vogel
         -----------------------
         David J. Vogel
         President and Director


Date:    5/10/04
         -----------------------

By:      /s/ Daniel R. McAuliffe, Jr.
         -----------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:    5/10/04
         -----------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004
                                                   /s/ David Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                            /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

May 10, 2004

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

 /s/ Daniel R. McAuliffe, Jr.
-------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

May 10, 2004