Form 10-Q
period 2004-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2004-08-13
CIK 1068237

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 2004

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

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes X    No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes____  No X

            SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                   Number
PART I - Financial Information:

   Item 1.   Financial Statements:

             Statements of Financial Condition
             at June 30, 2004 and December 31,
             2003 (unaudited).                                          3

             Condensed Schedules of Investments
             at June 30, 2004 and December 31,
             2003 (unaudited).                                        4 - 5

             Statements of Income and Expenses
             and Partners' Capital for the three and six
             months ended June 30,
             2004 and 2003 (unaudited).                                 6

             Statements of Cash Flows for the three
             and six months ended June 30, 2004 and
             2003 (unaudited).                                         7

             Notes to Financial Statements
             (unaudited).                                            8 - 11

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations.                              12- 14

   Item 3.   Quantitative and Qualitative
             Disclosures about Market Risk.                          15- 16

   Item 4.   Controls and Procedures.                                  17

PART II - Other Information                                            18

                                     Part I
                          Item 1. Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                           June 30,   December 31,
                                                             2004         2003
                                                       -----------    -------------
ASSETS:

Equity in commodity futures trading account:
   Cash (restricted $4,944,518 and $6,640,283 in 2004
     and 2003, respectively)                            $49,776,848   $52,664,213
   Net unrealized appreciation on open
     futures positions                                      565,916     1,254,503
   Unrealized appreciation on open forward contracts        950,651     3,866,171
                                                        -----------   -----------
                                                         51,293,415    57,784,887
Interest receivable                                          34,618        30,142
                                                        -----------   -----------
                                                        $51,328,033   $57,815,029
                                                        ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Unrealized depreciation on open forward contracts     $1,780,710    $1,573,552
   Accrued expenses:
     Commissions                                            219,457       257,940
     Management fees                                         70,486        80,143
     Incentive fees                                         233,937     1,953,719
     Other                                                   70,154        52,169
   Redemptions payable                                      361,780       190,508
                                                        -----------   -----------
                                                          2,736,524     4,108,031
                                                        -----------   -----------
Partners' Capital:
General Partner, 619.7983 Unit
   equivalents outstanding in 2004 and 2003                 807,974       857,956
Limited Partners, 36,654.9016 and 38,178.7765
   Redeemable Units of Limited Partnership Interest
   outstanding in 2004 and 2003, respectively            47,783,535    52,849,042
                                                        -----------   -----------
                                                         48,591,509    53,706,998
                                                        -----------   -----------
                                                        $51,328,033   $57,815,029
                                                        ===========   ===========

See Accompanying Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                       Contract                                                        Fair Value
--------                                     --------------------------                                   -----------------
Currencies
                                             Futures contracts purchased  (0.19)%                                $ (91,355)
                                             Futures contracts sold  (0.09)%                                       (47,386)
                                                                                                          ------------------
                                                 Total futures contracts (0.28)%                                  (138,741)

                                             Unrealized appreciation on forward contracts 0.61%                    297,226
                                             Unrealized depreciation on forward contracts (1.56)%                 (758,413)
                                                                                                          ------------------
                                                 Total forward contracts (0.95)%                                  (461,187)
                                                                                                          ------------------
   Total Currencies  (1.23)%                                                                                      (599,928)
                                                                                                          ------------------
Energy
                                             Futures contracts purchased  (0.20)%                                  (98,359)
                                             Futures contracts sold  0.02%                                          10,292
                                                                                                          ------------------
  Total Energy  (0.18)%                                                                                            (88,067)
                                                                                                          ------------------
Grains
                                             Futures contracts purchased  (0.08)%                                  (39,610)
                                             Futures contracts sold  0.26%                                         128,050
                                                                                                          ------------------
   Total Grains  0.18%                                                                                              88,440
                                                                                                          ------------------
Interest Rates Non - U.S.
                                             Futures contracts purchased  (0.06)%                                  (27,922)
                                             Futures contracts sold  (0.09)%                                       (43,093)
                                                                                                          ------------------
   Total Interest Rates Non - U.S.  (0.15)%                                                                        (71,015)
                                                                                                          ------------------
Interest Rates U.S.
                                             Futures contracts purchased  0.08%                                     37,985
                                             Futures contracts sold  (0.18)%                                       (85,991)
                                                                                                          ------------------
  Total Interest Rates  (0.10)%                                                                                    (48,006)
                                                                                                          ------------------
  Lumber
                                             Futures contracts purchased  0.02%                                     10,626
                                             Futures contracts sold (0.01)%                                         (4,719)
                                                                                                          ------------------
  Total Lumber  0.01%                                                                                                5,907
                                                                                                          ------------------

Total Livestock  0.71%                       Futures contracts purchased  0.71%                                    342,930
                                                                                                          ------------------
Metals
                                             Futures contracts purchased  (0.01)%                                   (3,510)
                                             Futures contracts sold 0.01%                                            4,225
                                                                                                          ------------------
                                                 Total futures contracts 0.00%*                                        715
                                                                                                          ------------------

                                             Unrealized appreciation on forward contracts 1.34%                    653,425
                                             Unrealized depreciation on forward contracts  (2.10)%              (1,022,297)
                                                                                                          ------------------
                                                 Total forward contracts (0.76)%                                  (368,872)
                                                                                                          ------------------
   Total Metals  (0.76)%                                                                                          (368,157)
                                                                                                          ------------------
Softs
                                             Futures contracts purchased  0.17%                                     82,145
                                             Futures contracts sold  0.61%                                         295,506
                                                                                                          ------------------
  Total Softs  0.78%                                                                                               377,651
                                                                                                          ------------------
Indices
                                             Futures contracts purchased  0.28%                                    135,467
                                             Futures contracts sold  (0.08)%                                       (39,365)
                                                                                                          ------------------
   Total Indices  0.20%                                                                                             96,102
                                                                                                          ------------------
Total Fair Value  (0.54)%                                                                                        $(264,143)
                                                                                                          ==================

                                                     Investments at                 % of Investments at
            Country Composition                        Fair Value                        Fair Value
            ---------------------                   ---------------                  ------------------
            Australia                                $       12,498                         4.73%
            Canada                                          (10,068)                       (3.81)
            France                                            5,378                         2.04
            Germany                                         (36,288)                      (13.74)
            Hong Kong                                         2,356                         0.89
            Italy                                             2,178                         0.82
            Japan                                           (96,835)                      (36.66)
            Spain                                            (8,846)                       (3.35)
            United Kingdom                                 (252,979)                      (95.77)
            United States                                   118,463                        44.85
                                                       ------------                      -------
                                                      $    (264,143)                     (100.00)%
                                                      ==============                     =======

Percentages are based on Partners' capital unless otherwise indicated
* Due to Rounding
See Accompanying Notes to Unaudited Financial Statements

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                Contract                                                  Fair Value
 -------------------------            ---------------------------------------                   ----------
Currencies
                                      Unrealized appreciation on forward contracts 4.38%        $2,352,507
                                      Unrealized depreciation on forward contracts (2.11)%      (1,134,174)
                                                                                                ----------
                                         Total forward contracts 2.27%                           1,218,333
                                                                                                ----------
                                      Futures contracts sold (0.00)%*                               (2,424)
                                                                                                ----------
  Total Currencies 2.27%                                                                         1,215,909
                                                                                                ----------

Total Energy 0.25%                    Futures contracts purchased 0.25%                            135,757
                                                                                                ----------

Grains
                                      Futures contracts purchased (0.01)%                           (3,869)
                                      Futures contracts sold (0.02)%                               (10,468)
                                                                                                ----------
  Total Grains (0.03)%                                                                             (14,337)
                                                                                                ----------

Total Interest Rates U.S. 0.00%*      Futures contracts purchased 0.00%*                             1,994
                                                                                                ----------

Interest Rates Non-U.S.
                                      Futures contracts purchased 0.30%                            159,039
                                      Futures contracts sold (0.08)%                               (41,544)
                                                                                                ----------
  Total Interest Rates Non-U.S. 0.22%                                                              117,495
                                                                                                ----------
Metals
                                      Futures contracts purchased 0.67%                            359,915

                                      Unrealized appreciation on forward contracts 2.82%         1,513,664
                                      Unrealized depreciation on forward contracts (0.82)%        (439,378)
                                                                                                ----------
                                         Total forward contracts 2.00%                           1,074,286
                                                                                                ----------
  Total Metals 2.67%                                                                             1,434,201
                                                                                                ----------
Softs
                                      Futures contracts purchased (0.03)%                          (14,000)
                                      Futures contracts sold 0.01%                                   2,471
                                                                                                ----------
  Total Softs (0.02)%                                                                              (11,529)
                                                                                                ----------

Total Indices 1.24%                   Futures contracts purchased 1.24%                            667,632
                                                                                                ----------
Total Fair Value on futures
and forward positions  6.60%                                                                    $3,547,122
                                                                                                ==========

                                              Investments at Fair    % of Investments
   Country Composition                               Value             at Fair Value
   ----------------------                     ----------------         ------------
   Australia                                           $12,842              0.36%
   Canada                                              154,681              4.36
   France                                                2,653              0.07
   Germany                                             152,267              4.29
   Hong Kong                                            11,883              0.34
   Italy                                               (11,804)            (0.33)
   Japan                                                27,876              0.79
   Spain                                                40,912              1.15
   Sweden                                                9,240              0.26
   United Kingdom                                    1,228,716             34.64
   United States                                     1,917,856             54.07
                                                    ----------            -------
                                                    $3,547,122            100.00%
                                                    ==========            ======

  Percentages are based on Partners' capital unless otherwise indicated
  * Due to rounding
  See Accompanying Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                       June 30,
                                                            ---------------------------      -------------------------
                                                               2004             2003              2004           2003
                                                            ----------------------------     --------------------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions
    and foreign currencies                                   $(4,468,072)     $3,718,793      $2,966,993     $11,978,171
  Change in unrealized gains (losses) on open
    positions                                                 (3,701,868)       (524,457)     (3,811,265)     (3,710,958)
                                                              ----------       ---------       ----------     -----------
                                                              (8,169,940)      3,194,336        (844,272)      8,267,213
  Interest income                                                100,585         113,390         193,552         230,308
                                                              ----------       ---------       ----------    ------------
                                                              (8,069,355)      3,307,726        (650,720)      8,497,521
                                                              ----------       ---------       ----------    ------------
Expenses:
  Brokerage commissions including clearing fees
   of $29,572, $40,927, $56,957 and $75,518, respectively        769,739         804,106       1,591,968       1,586,084
  Management fees                                                225,012         235,164         464,050         464,008
  Incentive fees                                              (1,014,736)        427,329         233,937       1,236,291
  Other expenses                                                  17,973          18,423          37,822          36,846
                                                              ----------       ---------       ----------     ------------
                                                                  (2,012)      1,485,022       2,327,777       3,323,229
                                                              ----------       ---------       ----------     ------------
  Net income (loss)                                           (8,067,343)      1,822,704      (2,978,497)      5,174,292
Redemptions                                                   (1,371,212)     (1,609,097)     (2,136,992)     (2,849,320)
                                                              ----------       ---------       ----------     ------------
  Net increase (decrease) in Partners' capital                (9,438,555)        213,607      (5,115,489)      2,324,972
Partners' capital, beginning of period                        58,030,064      51,502,990      53,706,998      49,391,625
                                                              ----------       ---------       ----------    ------------
Partners' capital, end of period                             $48,591,509     $51,716,597     $48,591,509     $51,716,597
                                                             ===========      ==========      ==========      ===========
Net asset value per Redeemable Unit
   (37,274.6999 and 39,609.0869 Units outstanding
    at June 30, 2004 and 2003, respectively)                   $1,303.61       $1,305.67       $1,303.61       $1,305.67
                                                             ===========      ==========      ==========      ===========
Net income (loss) per Redeemable Unit of Limited
 Partnership Interest and General Partner Unit equivalent       $(212.32)         $44.67         $(80.64)        $124.72
                                                              ===========      ==========      ==========      ===========

See Accompanying Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended           Six Months Ended
                                                                                   June 30,                    June 30,
                                                                         -----------------------------------------------------------
                                                                               2004            2003          2004          2003
                                                                          ----------------------------------------------------------
Cash flows from operating activities:

  Net income (loss)                                                        $ (8,067,343)    $1,822,704   $(2,978,497)    $5,174,292
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Changes in operating assets and liabilities:
             Net unrealized appreciation on open futures positions            2,570,940        711,792       688,587      3,274,239
             Unrealized appreciation (depreciation) on open forward
              contracts                                                       1,005,609     (1,191,344)    2,915,520       (123,419)
             (Increase) decrease in interest receivable                           2,770          5,421        (4,476)         3,598
          Liabilities:
             Unrealized depreciation on open forward contracts                  125,319      1,004,009       207,158        560,138
          Accrued expenses:
             Increase (decrease) in commissions                                 (54,440)        (2,296)      (38,483)         1,939
             Increase (decrease) in management fees                             (16,501)          (885)       (9,657)           200
             Increase (decrease) in incentive fees                           (1,014,736)       427,328    (1,719,782)       (57,180)
             Increase in other                                                    8,212         18,423        17,985         36,846
          Increase (decrease) in redemptions payable                            215,212        594,128       171,272       (133,039)
                                                                           ---------------------------------------------------------
                     Net cash provided by (used in) operating
                     activities                                              (5,224,958)     3,389,280      (750,373)     8,737,614
                                                                           ---------------------------------------------------------
Cash flows from financing activities:
  Payments for redemptions                                                   (1,371,212)    (1,609,097)   (2,136,992)    (2,849,320)
                                                                           ---------------------------------------------------------
                      Net change in cash                                     (6,596,170)     1,780,183    (2,887,365)     5,888,294
                     Cash, at beginning of period                            56,373,018     52,911,089    52,664,213     48,802,978
                                                                           ---------------------------------------------------------
                     Cash, at end of period                                 $49,776,848    $54,691,272   $49,776,848    $54,691,272
                                                                           =========================================================


See Accompanying Notes to Unaudited Financial Statements.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2004, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                                 Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                              -----------------------      ----------------------
                                                                  2004          2003          2004         2003
                                                              -----------------------      ----------------------

Net realized and unrealized gains (losses)*                    $(235.16)       $58.60       $(66.89)      $161.10
Interest income                                                    2.65          2.79          5.06          5.61
Expenses**                                                        20.19        (16.72)       (18.81)       (41.99)
                                                               --------      ---------      ---------    ---------
Increase (decrease) for the period                              (212.32)        44.67        (80.64)       124.72
Net Asset Value per Redeemable Unit, beginning of period       1,515.93      1,261.00      1,384.25      1,180.95
                                                               --------     ---------     ---------    ---------
Net Asset Value per Redeemable Unit, end of period            $1,303.61     $1,305.67     $1,303.61     $1,305.67
                                                              =========     =========     ==========     =========

Ratios to average net assets:***

Net investment loss before incentive fees****                     (6.9)%        (7.4)%        (7.9)%        (7.3)%
                                                                  =====         ======         =====        ======

Operating expense                                                  7.6%          8.2%          7.8%          8.2%
Incentive fees                                                    (1.9)%         3.3%          0.4%          4.8%
                                                                  -----        ------          ----         -----
Total expenses                                                     5.7%         11.5%          8.2%         13.0%
                                                                  =====         ======         =====        ======

Total return:
Total return before incentive fees                               (17.2)%         4.4%         (6.9)%        13.2%
Incentive fees                                                     3.2%         (0.9)%         1.1%         (2.6)%
                                                                 ------         -----         -----         -----
Total return after incentive fees                                (14.0)%         3.5%         (5.8)%        10.6%
                                                                  =====         ======         =====        ======


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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $2,089,682 and $2,199,191, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(264,143) and $3,547,122, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

            Salomon Smith Barney Global Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)




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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 9.5% from $53,706,998 to $48,591,509. This decrease was attributable to net loss from operations of $2,978,497, coupled with the redemptions of 1,523.8749 Redeemable Units of Limited Partnership Interest resulting in an outflow of $2,136,992. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Results of Operations

     During the Partnership's second quarter of 2004, the net asset value per Redeemable Unit decreased 14% from $1,515.93 to $1,303.61 as compared to an increase of 3.5% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $8,169,940. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in energy, livestock, softs and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $3,194,336. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, metals, softs and indices.

     During the six months ended June 30, 2004, the net asset value per Redeemable Unit decreased 5.8% from $1,384.25 to $1,303.61 as compared to an increase of 10.6% in the Six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $844,272. Losses were primarily attributable to the trading of commodity futures in currencies, softs, non-U.S. interest rates, indices and metals were partially offset by gains in energy, grains, livestock, U.S. interest rates and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2003 of $8,267,213. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by losses in grains, metals, softs and indices.

     The lack of persistent trends resulted in a difficult environment for the Advisors, which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisors resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector, base metals, and longer-term European interest rates. The Asian interest rate and currency markets, global stock indices and precious metals were the primary contributors to the losses while trading in crude oil, cotton, live cattle and copper provided some profits to mitigate the other losses.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $12,805 and $36,756, as compared to the corresponding periods in 2003. The decrease is primarily the result of a decrease in interest rates during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended June 30, 2004 decreased by $34,367, as compared to the corresponding period in 2003. The decrease in brokerage commissions for the three months ended June 30, 2004 is due to a decrease in average net assets during the period.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended June 30, 2004 decreased by $10,152, as compared to the corresponding period in 2003. The decrease in management fees for the three months ended June 30, 2004 is due to a decrease in average net assets during the period.

     Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 2004 and 2003 resulted in an incentive fee accrual of $(1,014,736), $427,329, $233,937 and $1,236,291, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $48,591,509. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.


                                  June 30, 2004
                                   (Unaudited)

                                                                          Three Months Ended June 30, 2004
                                                                      ------------------------------------
                                                  % of Total             High           Low
Market Sector                    Value at Risk  Capitalization      Value at Risk   Value at Risk    Average
-------------                   -------------  --------------      --------------- --------------    -------
Currencies
-Exchange Traded Contracts           $ 232,332          0.48%            $248,716       $134,288    $182,616
-  OTC Contracts                       892,567          1.84%           1,037,967        530,949     799.686
Energy                                 257,979          0.53%             948,624        245,217     578,174
Grains                                 224,898          0.46%             434,204        149,958     194,474
Interest rate  U.S.                    206,920          0.42%             646,773        159,740     318,915
Interest rate Non-U.S.                 796,888          1.64%           1,483,147        787,980     931,086
Livestock                              101,600          0.20%             150,200         69,400      98,700
Metals
-Exchange Traded Contracts              64,000          0.13%             298,200         64,000     101,273
-  OTC Contracts                       402,151          0.83%             428,841        259,515     379,289
Softs                                  357,268          0.74%             471,798        272,319     351,947
Indices                                912,830          1.88%           1,255,555        613,184     867,413
Lumber                                   8,000          0.02%              22,000          8,000      15,133
                               -------------------------------
Totals                              $4,457,433          9.17%
                               ===============================

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

 WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a) Total Number of     (b) Average Price       (c) Total Number of    (d) Maximum Number
                                Shares (or Units)       Paid per Share (or      Shares (or Units)      (or Approximate
                                Purchased*              Unit)**                 Purchased as Part of   Dollar Value) of
                                                                                Publicly Announced     Shares (or Units)
                                                                                Plans or Programs      that May Yet Be
                                                                                                       Purchased Under the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 -      April      234.1380                $1,408.09               N/A                    N/A
30, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 -      May 31,      493.8321                $1,376.47               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 -    June 30,      277.5219                $1,303.61               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           1,005.4920              $1,362.72               N/A                    N/A
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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.


By:      Citigroup Managed Futures LLC
         (General Partner)



By:  /s/ David J. Vogel
         ---------------
         David J. Vogel
         President and Director


Date:     8/13/04


By:  /s/ Daniel R. McAuliffe, Jr.
         ----------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:    8/13/04

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

Date: August 13, 2004
                                              /s/ David J. Vogel
                                                  --------------
                                                  David J. Vogel
                                                  Citigroup Managed Futures LLC
                                                  President and Director

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

Date: August 13, 2004

                                        /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

August 13, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Global Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2004