Form 10-Q
period 2004-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2004-11-12
CIK 1068237

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

Commission File Number 000-30455

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4015586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue. – 7th Fl.
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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II — Other Information		17

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $6,532,648 and $6,640,283 in 2004 and 2003, respectively)	$45,280,853	$52,664,213
Net unrealized appreciation on open futures positions	1,481,623	1,254,503
Unrealized appreciation on open forward contracts	1,526,231	3,866,171
	48,288,707	57,784,887
Interest receivable	46,240	30,142
	$48,334,947	$57,815,029
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$906,553	$1,573,552
Accrued expenses:
Commissions	210,074	257,940
Management fees	67,205	80,143
Incentive fees	67,891	1,953,719
Other	82,299	52,169
Redemptions payable	473,439	190,508
	1,807,461	4,108,031
Partners' Capital:
General Partner, 619.7983 Unit equivalents outstanding in 2004 and 2003	793,391	857,956
Limited Partners, 35,727.5328 and 38,178.7765 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	45,734,095	52,849,042
	46,527,486	53,706,998
	$48,334,947	$57,815,029

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.21%	$97,838
	Futures contracts sold (0.01)%	(7,187)
	Total futures contracts 0.20%	90,651
	Unrealized appreciation on forward contracts 2.81%	1,308,618
	Unrealized depreciation on forward contracts (1.83)%	(853,981)
	Total forward contracts 0.98%	454,637
Total Currencies 1.18%		545,288
Energy
	Futures contracts purchased 1.57%	731,484
	Futures contracts sold (0.70)%	(327,262)
Total Energy 0.87%		404,222
Grains
	Futures contracts purchased 0.03%	16,182
	Futures contracts sold 0.74%	344,137
Total Grains 0.77%		360,319
Interest Rates Non-U.S.
	Futures contracts purchased 1.11%	515,524
	Futures contracts sold (0.01)%	(6,043)
Total Interest Rates Non-U.S. 1.10%		509,481
Interest Rates U.S.
	Futures contracts purchased 0.02%	11,656
	Futures contracts sold (0.00)%*	(1,963)
Total Interest Rates 0.02%		9,693
Total Lumber (0.02)%	Futures contracts sold (0.02)%	(9,306)

Livestock
	Futures contracts purchased 0.19%	86,673
	Futures contracts sold 0.00%*	1,550
Total Livestock 0.19%		88,223
Metals
	Futures contracts purchased 2.08%	970,645
	Futures contracts sold (2.27)%	(1,060,284)
	Total futures contracts (0.19)%	(89,639)
	Unrealized appreciation on forward contracts 0.46%	217,613
	Unrealized depreciation on forward contracts (0.11)%	(52,572)
	Total forward contracts 0.35%	165,041
Total Metals 0.16%		75,402
Softs
	Futures contracts purchased 0.14%	66,136
	Futures contracts sold 0.11%	52,227
Total Softs 0.25%		118,363
Indices
	Futures contracts purchased (0.03)%	(13,608)
	Futures contracts sold 0.03%	13,224
Total Indices (0.00)%*		(384)
Total Fair Value 4.52%		$2,101,301

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$46,963	2.24%
Canada	40,320	1.92
France	(7,910)	(0.38)
Germany	131,665	6.27
Hong Kong	1,968	0.09
Japan	497,655	23.68
Spain	(7,935)	(0.38)
United Kingdom	398,405	18.96
United States	1,000,170	47.60
	$2,101,301	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to Rounding

See Accompanying Notes to Unaudited Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 4.38%	$2,352,507
	Unrealized depreciation on forward contracts (2.11)%	(1,134,174)
	Total forward contracts 2.27%	1,218,333
	Futures contracts sold (0.00)%*	(2,424)
Total Currencies 2.27%		1,215,909

Total Energy 0.25%	Futures contracts purchased 0.25%	135,757

Grains
	Futures contracts purchased (0.01)%	(3,869)
	Futures contracts sold (0.02)%	(10,468)
Total Grains (0.03)%		(14,337)

Total Interest Rates U.S. 0.00%*	Futures contracts purchased 0.00%*	1,994

Interest Rates Non-U.S.
	Futures contracts purchased 0.30%	159,039
	Futures contracts sold (0.08)%	(41,544)
Total Interest Rates Non-U.S. 0.22%		117,495

Metals
	Futures contracts purchased 0.67%	359,915
	Unrealized appreciation on forward contracts 2.82%	1,513,664
	Unrealized depreciation on forward contracts (0.82)%	(439,378)
	Total forward contracts 2.00%	1,074,286
Total Metals 2.67%		1,434,201

Softs
	Futures contracts purchased (0.03)%	(14,000)
	Futures contracts sold 0.01%	2,471
Total Softs (0.02)%		(11,529)

Total Indices 1.24%	Futures contracts purchased 1.24%	667,632

Total Fair Value 6.60%		$3,547,122

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$12,842	0.36%
Canada	154,681	4.36
France	2,653	0.07
Germany	152,267	4.29
Hong Kong	11,883	0.34
Italy	(11,804)	(0.33)
Japan	27,876	0.79
Spain	40,912	1.15
Sweden	9,240	0.26
United Kingdom	1,228,716	34.64
United States	1,917,856	54.07
	$3,547,122	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(2,599,100)	$(1,256,114)	$367,893	$10,722,057
Change in unrealized gains (losses) on open positions	2,365,444	1,988,798	(1,445,821)	(1,722,160)
	(233,656)	732,684	(1,077,928)	8,999,897
Interest income	130,424	92,952	323,976	323,260
	(103,232)	825,636	(753,952)	9,323,157
Expenses:
Brokerage commissions including clearing fees of $21,949, $31,418, $78,906 and $106,936, respectively	708,340	778,433	2,300,308	2,364,517
Management fees	210,001	228,917	674,051	692,925
Incentive fees	(166,046)	(58,462)	67,891	1,177,829
Other expenses	17,971	17,644	55,793	54,490
	770,266	966,532	3,098,043	4,289,761
Net income (loss)	(873,498)	(140,896)	(3,851,995)	5,033,396
Redemptions	(1,190,525)	(566,725)	(3,327,517)	(3,416,045)
Net increase (decrease) in Partners' capital	(2,064,023)	(707,621)	(7,179,512)	1,617,351
Partners' capital, beginning of period	48,591,509	51,716,597	53,706,998	49,391,625
Partners' capital, end of period	$46,527,486	$51,008,976	$46,527,486	$51,008,976
Net asset value per Redeemable Unit (36,347.3311 and 39,172.5588 Units outstanding at September 30, 2004 and 2003, respectively)	$1,280.08	$1,302.16	$1,280.08	$1,302.16
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(23.53)	$(3.51)	$(104.17)	$121.21

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
September 30, 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(873,498)	$(140,896)	$(3,851,995)	$5,033,396
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(915,707)	(790,545)	(227,120)	2,483,694
(Increase) decrease in unrealized appreciation on open forward contracts	(575,580)	(465,265)	2,339,940	(588,684)
(Increase) decrease in interest receivable	(11,622)	5,716	(16,098)	9,314

Increase (decrease) in unrealized depreciation on open forward contracts	(874,157)	(732,988)	(666,999)	(172,850)
Accrued expenses:
Increase (decrease) in commissions	(9,383)	(6,081)	(47,866)	(4,142)
Increase (decrease) in management fees	(3,281)	(2,401)	(12,938)	(2,201)
Increase (decrease) in incentive fees	(166,046)	(58,462)	(1,885,828)	(115,642)
Increase (decrease) in other	12,145	(46,770)	30,130	(9,924)
Increase (decrease) in redemptions payable	111,659	(548,988)	282,931	(682,027)
Net cash provided by (used in) operating activities	(3,305,470)	(2,786,680)	(4,055,843)	5,950,934
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,190,525)	(566,725)	(3,327,517)	(3,416,045)
Net change in cash	(4,495,995)	(3,353,405)	(7,383,360)	2,534,889
Cash, at beginning of period	49,776,848	54,691,272	52,664,213	48,802,978
Cash, at end of period	$45,280,853	$51,337,867	$45,280,853	$51,337,867

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$(25.39)	$(1.10)	$(92.28)	$160.00
Interest income	3.52	2.35	8.58	7.96
Expenses**	(1.66)	(4.76)	(20.47)	(46.75)
Increase (decrease) for the period	(23.53)	(3.51)	(104.17)	121.21
Net Asset Value per Redeemable Unit, beginning of period	1,303.61	1,305.67	1,384.25	1,180.95
Net Asset Value per Redeemable Unit, end of period	$1,280.08	$1,302.16	$1,280.08	$1,302.16

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratios to average net assets:***
Net investment loss before incentive fees****	(6.7)%	(7.2)%	(6.9)%	(7.2)%

Operating expense	7.8%	7.9%	7.8%	8.1%
Incentive fees	(0.4)%	(0.4)%	0.1%	3.0%
Total expenses	7.4%	7.5%	7.9%	11.1%
Total return:
Total return before incentive fees	(2.2)%	(0.4)%	(7.4)%	12.8%
Incentive fees	0.4%	0.1%	(0.1)%	(2.5)%
Total return after incentive fees	(1.8)%	(0.3)%	(7.5)%	10.3%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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
September 30, 2004
(Unaudited)
(Continued)

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2004 and the year ended December 31, 2003, based on a monthly calculation, were $1,805,288 and $2,199,191, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $2,101,301 and $3,547,122, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 13.4% from $53,706,998 to $46,527,486. This decrease was attributable to net loss from operations of $3,851,995, coupled with the redemptions of 2,451.2437 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,327,517. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2004, the net asset value per Redeemable Unit decreased 1.8% from $1,303.61 to $1,280.08 as compared to a decrease of 0.3% in the third quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $233,656. Losses were primarily attributable to the trading of commodity futures in currencies, softs, indices and metals and were partially offset by gains in energy, livestock, grains, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2003 of $732,684. Gains were primarily attributable to the trading of commodity futures in currencies, grains, metals, indices and non-U.S. interest rates and were partially offset by losses in energy, softs and U.S. interest rates.

During the nine months ended September 30, 2004, the net asset value per Redeemable Unit decreased 7.5% from $1,384.25 to $1,280.08 as compared to an increase of 10.3% in the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2004 of $1,077,928. Losses were primarily attributable to the trading of commodity futures in currencies, softs, indices and metals were partially offset by gains in energy, grains, livestock, U.S. and non-U.S. interest rates and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2003 of $8,999,897. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, metals and softs.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisors. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market-driven lower long-term interest rates. Trading in global stock market indices was also unprofitable for the Partnership's Advisors as the same lack of direction caused trends to be initiated and only a short time later to be reversed.

The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits notably in September to bring the Partnership back to near flat for the quarter. Energy positions were profitable for all three months as crude oil hit successive highs each month, ending September at over $50 per barrel. Trading in grains was profitable for the period while trading in metals and softs was slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisors' trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased by $37,472 and $716, as compared to the corresponding periods in 2003. The increase is primarily the result of an increase in interest rates during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2004 decreased by $70,093 and $64,209, as compared to the corresponding periods in 2003. The decrease in brokerage commissions for the three and nine months ended September 30, 2004 is due to a decrease in average net assets as compared to the corresponding periods in 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2004 decreased by $18,916 and $18,874, as compared to the corresponding periods in 2003. The decrease in management fees for the three and nine months ended September 30, 2004 is due to a decrease in average net assets as compared to the corresponding periods in 2003.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2004 and 2003 resulted in an incentive fee accrual of $(166,046), $(58,462), $67,891 and $1,177,829, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $46,527,486. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
– Exchange Traded Contracts	$178,276	0.38%	$266,651	$86,345	$217,601
– OTC Contracts	1,039,096	2.23%	1,190,302	703,669	1,059,908
Energy	567,887	1.22%	663,595	310,184	534,895
Grains	301,027	0.65%	342,416	178,626	265,422
Interest rate U.S.	200,100	0.43%	773,415	85,965	484,596
Interest rate Non-U.S.	1,405,775	3.02%	1,734,065	725,328	1,073,933
Livestock	86,600	0.19%	112,800	56,420	84,733
Metals
– Exchange Traded Contracts	193,500	0.42%	193,500	62,000	143,833
– OTC Contracts	582,238	1.25%	582,238	366,279	495,201
Softs	233,877	0.50%	451,692	200,254	276,791
Indices	1,190,188	2.56%	1,567,574	659,732	1,147,520
Lumber	4,400	0.01%	18,700	4,400	12,833
Totals	$5,982,964	12.86%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	153.9255	$1,305.33	N/A	N/A
August 1, 2004 – August 31, 2004	403.5919	$1,278.92	N/A	N/A
September 1, 2004 – September 30, 2004	369.8514	$1,280.08	N/A	N/A
Total	927.3688	$1,288.11	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	11/12/04
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	11/12/04