Form 10-K
period 2004-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2005-03-31
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

Commission File Number 000-30455

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4015586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Ave – 7th Fl.
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

Yes                No   X

Limited Partnership Redeemable Units with an aggregate value of $47,783,535 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2005, 33,680.0346 Limited Partnership Redeemable Units were outstanding.

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

A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $337,000, to the Partnership's trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. Redemptions of Redeemable Units for the periods ended December 31, 2004, 2003 and 2002 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

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

For the year ended December 31, 2004, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. ("Campbell"), Aspect Capital Ltd. ("Aspect") and Altis Partners Limited (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership. On January 16, 2004, Altis Partners Limited was added as an Advisor to the Partnership.

Pursuant to the terms of the management agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor, except Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year), of Net Assets as of the end of each month. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. Each Advisor also receives an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements.

The Partnership has entered into a customer agreement with CGM (the "Customer Agreement") which provides that the Partnership pays CGM a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading

Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is set forth under "Item 6. Selected Financial Data". The Partnership's capital as of December 31, 2004 was $46,309,169.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of

America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

WorldCom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange

Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004 was 1,409.

(c)    Distribution. The Partnership did not declare a distribution in 2004 and 2003.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2004, 2003, and 2002.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets at December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000
Realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $3,000,995, $3,165,689, $3,030,685, $3,312,436 and $4,029,150, respectively	$(1,065,432)	$10,770,857	$7,180,050	$2,013,666	$568,937
Interest income	493,041	414,271	646,856	1,580,323	3,075,979
	$(572,391)	$11,185,128	$7,826,906	$3,593,989	$3,644,916
Net income (loss)	$(1,870,748)	$8,236,273	$5,603,443	$2,185,742	$1,661,004
Increase (decrease) in Net Asset Value per Redeemable Unit	$(49.56)	$203.30	$128.72	$41.71	$59.57
Total assets	$49,765,621	$57,815,029	$53,694,328	$54,385,513	$61,705,880

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. ("Campbell"), Aspect Capital Limited ("Aspect"), and Altis Partners Limited ("Altis") (collectively, the "Advisors"). The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

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

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio ("FME Large"), Aspect – Diversified Program ("Diversified"), and Altis – The Global Financial Program. As of December 31, 2004, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 38%, Aspect, 36%, and Altis, 26%.

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

Aspect Capital Limited.

Aspect trades its Diversified Program on behalf of the Partnership. The Diversified Program is a systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

Aspect has designed the Diversified Program to have broad market diversification (subject to liquidity constraints). Aspect's quantitative resources are sufficient to enable it to design and implement a broadly diversified portfolio with a significant allocation to numerous different markets.

Aspect's Diversified Program trades over 100 markets in seven major sectors: currencies, energy, metals, stock indices, bonds, agricultural commodities and interest rates implementing momentum strategies. Aspect is constantly examining new liquid and uncorrelated markets to incorporate in the program with the aim of improving its reward/risk ratio and capacity. Aspect has no market or sector preferences, believing that allowing for liquidity effects, equal profitability can be achieved in the long-term in all markets. The key factors in determining the asset allocation are correlation and liquidity. Correlations are analyzed at the sector, sub-sector, economic block and market levels to design a portfolio which is highly diversified.

Altis Partners Limited.

Altis trades its Global Diversified Program on behalf of the Partnership. It is a systematic, automated trading program that builds on the Principals' market experience and employs a unique proprietary Advanced Asset Allocator. The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investments changes are implemented after considering their effect on the whole portfolio not just the individual markets concerned.

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

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the Notes to Financial Statements.)

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

(ii)    The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of their Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the last day of any month ending at least three months after such Redeemable Units have been issued, on ten days notice to the General Partner. No fee is charged for redemptions. For the year ended December 31, 2004, 4,101.9750 Redeemable Units were redeemed totaling $5,527,081. For the year ended December 31, 2003, 3,024.9460 Redeemable Units were redeemed totaling $3,920,900. For the year ended December 31, 2002, 8,481.8583 Redeemable Units of Limited Partnership Interest were redeemed totaling $9,115,754 and 447.6505 General Partner Unit equivalents were redeemed totaling $499,999.

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit decreased 3.6% from $1,384.25 to $1,334.69. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 17.2% from $1,180.95 to $1,384.25. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 12.2% from $1,052.23 to $1,180.95.

The Partnership experienced a net trading gain of $1,935,563 before commissions and expenses for the year ended December 31, 2004. Gains were primarily attributable to the trading of grains, lumber, livestock, energy, U.S. and non-U.S. interest rates and were partially offset by losses incurred in the trading of currencies, indices, metals and softs.

Trading results for the year 2004 can be described in four distinct periods: the first two months of the year produced positive results of nearly 11% with trends carrying over from late 2003, the next six months which saw trend disruptions and produced losses of approximately 17%, the third period September through November witnessed a recovery period with net asset value per unit increasing by 5%, and finally the month of December which stands alone as basically break-even. The Partnership ended the year down 3.6%. The results for the year were heavily influenced by two historic trends: the decline and subsequent volatility in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These forces resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisors. These trends persisted until early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed precipitously with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. Late March through August was such a period for nearly all of the Partnership's advisors as they adjusted positions from what had been profitable, long-term trends to choppy, directionless and volatile markets. Trading was treacherous and thus unprofitable in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector contributed to profits and offset losses in other sectors. As the fourth quarter got underway, the slide in the value of the U.S. dollar accelerated toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates, stronger global stock markets and rising energy prices were favorable to the Partnership's advisors and provided a profitable October and November for the Partnership.

December in some respects was a microcosm of the entire year with volatility across many markets especially currencies and energy. The net effect was a small loss for the month and an overall decline in net asset value per unit for the Partnership for the year.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and changes in partners' capital.

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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004 and December 31, 2003 and the highest, lowest and average values at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $46,309,169.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— Exchange Traded Contracts	$256,224	0.55%	285,604	134,288	226,269
— OTC Contracts	1,537,740	3.32%	1,900,391	530,949	1,123,435
Energy	570,245	1.23%	948,624	245,217	582,094
Grains	240,688	0.52%	434,204	76,491	274,487
Interest rates U.S.	412,900	0.89%	957,450	85,965	448,635
Interest rates Non-U.S.	1,249,539	2.70%	2,428,078	725,328	1,318,767
Livestock	65,600	0.14%	150,200	3,200	74,242
Metals
— Exchange Traded Contracts	79,000	0.17%	311,900	62,000	157,910
— OTC Contracts	418,954	0.91%	777,420	259,515	444,799
Softs	276,929	0.60%	471,798	57,000	300,236
Indices	1,969,204	4.25%	3,060,289	613,184	1,447,003
Lumber	3,300	0.01%	25,950	700	13,375
Total	$7,080,323	15.29%

*	annual average based on month-end value at risk

As of December 31, 2003, the Partnership's total capitalization was $53,706,998.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— Exchange Traded Contracts	$15,000	0.03%	282,791	7,434	141,972
— OTC Contracts	1,534,298	2.86%	1,534,298	585,750	1,097,426
Energy	638,150	1.19%	982,800	65,600	495,119
Grains	59,676	0.11%	166,741	22,303	95,039
Interest rates U.S.	578,750	1.08%	1,035,700	100,050	380,698
Interest rates Non-U.S.	1,019,610	1.90%	1,818,180	412,510	1,114,311
Metals
— Exchange Traded Contracts	170,700	0.32%	211,900	64,500	115,742
— OTC Contracts	313,680	0.58%	328,545	65,925	208,597
Softs	96,600	0.18%	144,300	37,850	87,813
Indices	1,598,005	2.97%	2,067,094	33,501	1,077,011
Total	$6,024,469	11.22%

*	annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004 by market sector:

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of

December 31, 2004, the Partnership's primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (German) and S&P stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of copper and aluminum.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Energy. The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollars, British pounds and Australian dollars. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-4
Condensed Schedules of Investments at December 31, 2004 and 2003	F-5 - F-6
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-7
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002	F-8
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-9
Notes to Financial Statements	F-10 - F-13
Selected Unaudited Quarterly Financial Data	F-14

To the Limited Partners of
Salomon Smith Barney Global Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Daniel R. McAuliffe, Jr

By: Daniel R. McAuliffe, Jr.
Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Salomon Smith Barney Global Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney Global Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Global Diversified Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Global Diversified Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

New York, New York
March 14, 2005

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $7,809,827 and $6,640,283 in 2004 and 2003, respectively) (Note 3c)	$45,957,960	$52,664,213
Net unrealized appreciation on open futures positions	1,304,242	1,254,503
Unrealized appreciation on open forward contracts	2,441,507	3,866,171
	49,703,709	57,784,887
Interest receivable (Note 3c)	61,912	30,142
	$49,765,621	$57,815,029
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,410,164	$1,573,552
Accrued expenses:
Commissions (Note 3c)	216,593	257,940
Management fees (Note 3b)	68,950	80,143
Incentive fees (Note 3b)	357,621	1,953,719
Professional fees	28,522	42,717
Other	13,393	9,452
Redemptions payable (Note 5)	361,209	190,508
	3,456,452	4,108,031
Partners' capital (Notes 1 and 5):
General Partner, 619.7983 Unit equivalents outstanding in 2004 and 2003	827,239	857,956
Limited Partners, 34,076.8015 and 38,178.7765 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	45,481,930	52,849,042
	46,309,169	53,706,998
	$49,765,621	$57,815,029

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.06)%	$(25,785)
	Futures contracts sold (0.03)%	(13,704)
	Total futures contracts (0.09)%	(39,489)
	Unrealized appreciation on forward contracts 3.37%	1,562,525
	Unrealized depreciation on forward contracts (3.11)%	(1,441,804)
	Total forward contracts 0.26%	120,721
Total Currencies 0.17%		81,232
Energy
	Futures contracts purchased (0.16)%	(76,043)
	Futures contracts sold 0.20%	96,079
Total Energy 0.04%		20,036
Grains
	Futures contracts purchased 0.11%	48,617
	Futures contracts sold 0.45%	206,863
Total Grains 0.56%		255,480
Interest Rates Non-U.S.
	Futures contracts purchased 0.64%	297,191
	Futures contracts sold (0.00)%*	(451)
Total Interest Rates Non-U.S. 0.64%		296,740
Interest Rates U.S.
	Futures contracts purchased 0.01%	6,524
	Futures contracts sold 0.03%	15,306
Total Interest Rates U.S. 0.04%		21,830
Lumber (0.02)%	Futures contracts sold (0.02)%	(8,646)
Livestock
	Futures contracts purchased 0.15%	70,660
	Futures contracts sold 0.01%	2,848
Total Livestock 0.16%		73,508
Metals
	Futures contracts purchased 0.11%	50,652
	Futures contracts sold 0.04%	18,032
	Total futures contracts 0.15%	68,684
	Unrealized appreciation on forward contracts 1.90%	878,982
	Unrealized depreciation on forward contracts (2.09)%	(968,360)
	Total forward contracts (0.19)%	(89,378)
Total Metals (0.04)%		(20,694)
Softs
	Futures contracts purchased 0.25%	117,862
	Futures contracts sold 0.05%	22,959
Total Softs 0.30%		140,821
Indices
	Futures contracts purchased 1.02%	473,453
	Futures contracts sold 0.01%	1,825
Total Indices 1.03%		475,278
Total Fair Value 2.88%		$1,335,585

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(21,534)	(1.61)%
Canada	83,957	6.29
France	19,659	1.47
Germany	121,603	9.10
Hong Kong	6,793	0.51
Japan	357,825	26.79
Spain	42,032	3.15
United Kingdom	92,719	6.94
United States	632,531	47.36
	$1,335,585	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 4.38%	$2,352,507
	Unrealized depreciation on forward contracts (2.11)%	(1,134,174)
	Total forward contracts 2.27%	1,218,333
	Futures contracts sold (0.00)%*	(2,424)
Total Currencies 2.27%		1,215,909
Energy 0.25%	Futures contracts purchased 0.25%	135,757
Grains
	Futures contracts purchased (0.01)%	(3,869)
	Futures contracts sold (0.02)%	(10,468)
Total Grains (0.03)%		(14,337)
Interest Rates U.S. 0.00%*	Futures contracts purchased 0.00%*	1,994
Interest Rates Non-U.S.
	Futures contracts purchased 0.30%	159,039
	Futures contracts sold (0.08)%	(41,544)
Total Interest Rates Non-U.S. 0.22%		117,495
Metals
	Futures contracts purchased 0.67%	359,915
	Unrealized appreciation on forward contracts 2.82%	1,513,664
	Unrealized depreciation on forward contracts (0.82)%	(439,378)
	Total forward contracts 2.00%	1,074,286
Total Metals 2.67%		1,434,201
Softs
	Futures contracts purchased (0.03)%	(14,000)
	Futures contracts sold 0.01%	2,471
Total Softs (0.02)%		(11,529)
Indices 1.24%	Futures contracts purchased 1.24%	667,632
Total Fair Value on futures and forward positions 6.60%		$3,547,122

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$12,842	0.36%
Canada	154,681	4.36
France	2,653	0.07
Germany	152,267	4.29
Hong Kong	11,883	0.34
Italy	(11,804)	(0.33)
Japan	27,876	0.79
Spain	40,912	1.15
Sweden	9,240	0.26
United Kingdom	1,228,716	34.64
United States	1,917,856	54.07
	$3,547,122	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$4,147,100	$13,649,957	$7,968,622
Change in unrealized gains (losses) on open positions	(2,211,537)	286,589	2,242,113
	1,935,563	13,936,546	10,210,735
Interest income (Note 3c)	493,041	414,271	646,856
	2,428,604	14,350,817	10,857,591
Expenses:
Brokerage commissions including clearing fees of $98,661, $134,373 and $134,403 in 2004, 2003 and 2002, respectively (Note 3c)	3,000,995	3,165,689	3,030,685
Management fees (Note 3b)	882,122	924,561	849,528
Incentive fees (Note 3b)	357,621	1,953,719	1,293,471
Professional fees	41,064	51,774	73,737
Other expenses	17,550	18,801	6,727
	4,299,352	6,114,544	5,254,148
Net income (loss)	$(1,870,748)	$8,236,273	$5,603,443
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(49.56)	$203.30	$128.72

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$52,280,733	$1,123,202	$53,403,935
Net income	5,494,695	108,748	5,603,443
Redemption of 8,481.8583 Redeemable Units of Limited Partnership Interest and 447.6505 Units of General Partnership Interest	(9,115,754)	(499,999)	(9,615,753)
Partners' capital at December 31, 2002	48,659,674	731,951	49,391,625
Net income	8,110,268	126,005	8,236,273
Redemption of 3,024.9460 Redeemable Units of Limited Partnership Interest	(3,920,900)	—	(3,920,900)
Partners' capital at December 31, 2003	52,849,042	857,956	53,706,998
Net loss	(1,840,031)	(30,717)	(1,870,748)
Redemption of 4,101.9750 Redeemable Units of Limited Partnership Interest	(5,527,081)	—	(5,527,081)
Partners' capital at December 31, 2004	$45,481,930	$827,239	$46,309,169

Net Asset Value per Redeemable Unit:

2002	$1,180.95
2003	$1,384.25
2004	$1,334.69

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,870,748)	$8,236,273	$5,603,443
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,169,544)	(812,689)	(2,420,840)
(Increase) decrease in net unrealized appreciation on open futures positions	(49,739)	1,654,112	(2,797,748)
(Increase) decrease in unrealized appreciation on open forward contracts	1,424,664	(1,923,371)	(1,035,247)
(Increase) decrease in interest receivable	(31,770)	9,793	22,443
Increase (decrease) in unrealized depreciation on open forward contracts	836,612	(17,330)	1,590,882
Accrued expenses:
Increase (decrease) in commissions	(41,347)	18,978	(10,466)
Increase (decrease) in management fees	(11,193)	3,077	(14,779)
Increase (decrease) in incentive fees	(1,596,098)	660,248	1,089,539
Increase (decrease) in professional fees	(14,195)	(8,349)	(2,973)
Increase (decrease) in other	3,941	2,968	(5,541)
Increase (decrease) in redemptions payable	170,701	(854,264)	674,463
Net cash provided by (used in) operating activities	(2,348,716)	6,969,446	2,693,176
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(5,527,081)	(3,920,900)	(9,615,753)
Net change in cash	(7,875,797)	3,048,546	(6,922,577)
Unrestricted cash, at beginning of year	46,023,930	42,975,384	49,897,961
Unrestricted cash, at end of year	$38,148,133	$46,023,930	$42,975,384

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

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements

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

The General Partner, on behalf of the Partnership, has entered into Management Agreements with Campbell & Company, Inc. ("Campbell"), Aspect Capital Limited ("Aspect") and Altis Partners Limited ("Altis") (collectively, the "Advisors"), each of which are registered commodity trading advisors. On January 16, 2004, Altis was added as an advisor to the Partnership. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to it. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $7,809,827 and $6,640,283, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $1,962,289 and $2,199,191, respectively.

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

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains (losses)*	$(28.42)	$265.99	$163.76
Interest income	13.32	10.29	13.69
Expenses**	(34.46)	(72.98)	(48.73)
Increase (decrease) for the year	(49.56)	203.30	128.72
Net asset value per Redeemable Unit, beginning of year	1,384.25	1,180.95	1,052.23
Net asset value per Redeemable Unit, end of year	$1,334.69	$1,384.25	$1,180.95

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratios to Average Net Assets:
Net investment loss before incentive fees***	(6.8)%	(7.2)%	(6.6)%
Operating expenses	7.7%	8.0%	7.9%
Incentive fees	0.7%	3.8%	2.6%
Total expenses	8.4%	11.8%	10.5%
Total return:
Total return before incentive fees	(2.8)%	21.5%	15.2%
Incentive fees	(0.8)%	(4.3)%	(3.0)%
Total return after incentive fees	(3.6)%	17.2%	12.2%

***	Interest income less total expenses (exclusive of incentive fees).

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the a counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.    Subsequent Event:

Effective January 1, 2005, the Partnership allocated the portion of the Partnership's capital that was allocated to Campbell & Company, Inc. for trading to CMF Campbell Master Fund L.P.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$2,481,869	$(811,572)	$(8,839,094)	$6,596,406
Net income (loss)	$1,981,247	$(873,498)	$(8,067,343)	$5,088,846
Increase (decrease) in Net Asset Value per Redeemable Unit	$54.61	$(23.53)	$(212.32)	$131.68

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains(loss) net of brokerage commissions and clearing fees plus interest income	$4,226,488	$47,203	$2,503,620	$4,407,817
Net income (loss)	$3,202,877	$(140,896)	$1,822,704	$3,351,588
Increase (decrease) in Net Asset Value per Redeemable Unit	$82.09	$(3.51)	$44.67	$80.05

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $3,000,995 were earned by CGM for the year ended December 31, 2004. Management fees and incentive fees of $882,122 and $357,621 respectively, were earned by the Advisors for the year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)	Security ownership of certain beneficial owners. As of March 1, 2005, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 619.7983 (1.8%) Unit equivalents as of December 31, 2004.

(c)	Changes in control. None.

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

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2004            $22,280

2003            $25,502

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004            $5,136

2003            $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to the Financial Statements

(2)	Exhibits:

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

10.15   Letter Extending Management Agreements with Compbell & Company Inc., and Aspect Capital Management Limited for 2003 (previously filed).

10.16   Letter from the General Partner terminating Management Agreement with Eckhardt Trading Company (previously herein).

10.17   Letters extending Management Agreements with Campbell & Company Inc. and Aspect Capital Management Limited for 2004 (filed herein).

10.18   Management Agreement among the Partnership, the General Partner and Altis Partners Limited (filed herein).

16.1   Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1 – Rule 13a-14(a)/15d-14(a) Certifications (Certifications of President and Director).

31.2 – Rule 13a-14(a)/15d-14(a) Certifications (Certifications of Chief Financial Officer and Director).

32.1 – Section 1350 Certifications (Certifications of President and Director).

32.2 – Section 1350 Certifications (Certifications of Chief Financial Officer and Director)

(b)	Reports on Form 8-K: None filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2005.

SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel

David J. Vogel, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel
David J. Vogel
President and Director

/s/ Maureen O'Toole
Maureen O'Toole
Director

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

/s/ Shelley Ullman
Shelley Ullman
Director

/s/ Steven J. Keltz
Steven J. Keltz
Secretary and Director