Form 10-Q
period 2005-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2005-05-16
CIK 1068237

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II — Other Information		17

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$32,609,459	$—
Equity in commodity futures trading account:
Cash (restricted $1,782,374 and $7,809,827 in 2005 and 2004, respectively)	10,777,062	45,957,960
Net unrealized appreciation on open futures positions	610,834	1,304,242
Unrealized appreciation on open forward contracts	261,376	2,441,507
	44,258,731	49,703,709
Interest receivable	19,767	61,912
	$44,278,498	$49,765,621
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$199,147	$2,410,164
Accrued expenses:
Commissions	202,161	216,593
Management fees	64,063	68,950
Incentive fees	—	357,621
Other	60,153	41,915
Redemptions payable	868,290	361,209
	1,393,814	3,456,452
Partners' Capital:
General Partner, 619.7983 Unit equivalents outstanding in 2005 and 2004	790,615	827,239
Limited Partners, 32,999.3434 and 34,076.8015 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	42,094,069	45,481,930
	42,884,684	46,309,169
	$44,278,498	$49,765,621

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.02%	$7,918
	Futures contracts sold (0.02)%	(9,534)
Total Currencies - (0.00)%*		(1,616)
Energy
	Futures contracts purchased 0.92%	395,694
	Futures contracts sold (0.08)%	(32,670)
Total Energy - 0.84%		363,024
Grains
	Futures contracts purchased (0.00)%*	(20)
	Futures contracts purchased (0.03)%	(13,380)
Total Grains - (0.03)%		(13,400)
Interest Rates Non - U.S.
	Futures contracts purchased 0.15%	63,366
	Futures contracts sold 0.01%	5,927
Total Interest Rates Non - U.S. - 0.16%		69,293
Interest Rates U.S.
	Futures contracts purchased 0.00%*	563
	Futures contracts sold 0.07%	29,203
Total Interest Rates U.S. - 0.07%		29,766

Lumber - 0.04%	Futures contracts purchased 0.04%	17,820

Livestock
	Futures contracts purchased 0.12%	53,598
	Futures contracts sold (0.03)%	(13,410)
Total Livestock - 0.09%		40,188

Metals
	Futures contracts purchased 0.10%	44,190
	Futures contracts sold (0.02)%	(7,289)
	Total futures contracts 0.08%	36,901
	Unrealized appreciation on forward contracts 0.61%	261,376
	Unrealized depreciation on forward contracts (0.46)%	(199,147)
	Total forward contracts 0.15%	62,229
		99,130
Total Metals - 0.23%

Softs
	Futures contracts purchased 0.35%	148,541
	Futures contracts sold (0.03)%	(14,008)
		134,533
Total Softs - 0.32%

Indices
	Futures contracts purchased (0.15)%	(63,747)
	Futures contracts sold (0.00)%*	(1,928)
Total Indices - (0.15)%		(65,675)

Investment In Partnerships
	CMF Aspect Master Fund LP 38.13%	16,351,959
	CMF Campbell Master Fund LP 37.91%	16,257,500
Total Investment in Partnerships - 76.04%		32,609,459
Total Fair Value - 77.61%		$33,282,522

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(5,689)	(0.02)%
Canada	(11,012)	(0.03)
France	(1,891)	(0.01)
Germany	(1,154)	(0.00) *
Japan	180,141	0.54
United Kingdom	233,735	0.70
United States	32,888,392	98.82
	$33,282,522	100.00%

Percentages are based on Masters' capital unless otherwise indicated

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
Interest Rates Non-U.S
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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(1,683,463)	$7,435,065
Change in unrealized gains (losses) on open positions and investment in Partnerships	356,801	(109,397)
	(1,326,662)	7,325,668
Interest income	95,501	92,967
	(1,231,161)	7,418,635
Expenses:
Brokerage commissions including clearing fees of $20,872 and $27,385, respectively	619,369	822,229
Management fees	186,631	239,038
Incentive fees	—	1,248,673
Other expenses	18,240	19,849
	824,240	2,329,789
Net income (loss)	(2,055,401)	5,088,846
Redemptions	(1,369,084)	(765,780)
Net increase (decrease) in Partners' capital	(3,424,485)	4,323,066
Partners' capital, beginning of period	46,309,169	53,706,998
Partners' capital, end of period	$42,884,684	$58,030,064
Net asset value per Redeemable Unit (33,619.1417 and 38,280.1919 Units outstanding at March 31, 2005 and 2004, respectively)	$1,275.60	$1,515.93
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(59.09)	$131.68

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
March 31, 2005
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,055,401)	$5,088,846
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,027,453	165,514
(Increase) decrease in investment in Partnerships, at fair value	(32,609,459)	—
(Increase) decrease in net unrealized appreciation on open futures positions	693,408	(1,882,353)
(Increase) decrease in unrealized appreciation on open forward contracts	2,180,131	1,909,911
(Increase) decrease in interest receivable	42,145	(7,246)

Increase (decrease) in unrealized depreciation on open forward contracts	(2,211,017)	81,839
Accrued expenses:
Increase (decrease) in commissions	(14,432)	15,957
Increase (decrease) in management fees	(4,887)	6,844
Increase (decrease) in incentive fees	(357,621)	(705,046)
Increase (decrease) in other	18,238	9,773
Increase (decrease) in redemptions payable	507,081	(43,940)
Net cash provided by (used in) operating activities	(27,784,361)	4,640,099
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,369,084)	(765,780)
Net change in cash	(29,153,445)	3,874,319
Unrestricted cash, at beginning of year	38,148,133	46,023,930
Unrestricted cash, at end of year	$8,994,688	$49,898,249

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(55.92)	$168.27
Interest income	2.76	2.41
Expenses**	(5.93)	(39.00)
Increase (decrease) for the period	(59.09)	131.68
Net Asset Value per Redeemable Unit, beginning of period	1,334.69	1,384.25
Net Asset Value per Redeemable Unit, end of period	$1,275.60	$1,515.93
* Includes brokerage commissions
** Excludes brokerage commissions

	Three Months Ended March 31,
	2005	2004
Ratios to average net assets:***
Net investment loss before incentive fees****	(6.7)%	(7.1)%

Operating expense	7.6%	7.8%
Incentive fees	—%	2.3%
Total expenses	7.6%	10.1%
Total return:
Total return before incentive fees	(4.4)%	11.9%
Incentive fees	—%	(2.4)%
Total return after incentive fees	(4.4)%	9.5%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $992,755, and $1,962,289, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $673,063 and $1,335,585, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of the Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the futures by Campbell using Campbell's Financials, Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Campbell Master. Individual and pooled accounts are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the futures by Aspect using Aspect's Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Aspect Master. Individual and pooled accounts are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

Campbell Master's and Aspect Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Campbell Master and Aspect Master engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from Campbell Master or Aspect Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by Campbell Master and Aspect Master. All other fees including CGM's direct brokerage commissions are charged at the Partnership level.

At March 31, 2005, the Partnership owns 5.9% of Campbell Master and 8.4% of Aspect Master. The performance of the Partnership is directly affected by the performance of Campbell Master and Aspect Master. It is Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master and Aspect Master, respectively.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of Campbell Master and Aspect Master are as shown in the following table.

	March 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	37.91%	$16,257,500	$(1,490,996)	$7,609	$799	$(1,499,404)	CommodityPortfolio	Monthly
Aspect Master	38.13%	16,351,959	343,676	6,646	390	336,640	CommodityPortfolio	Monthly
Total		$32,609,459	$(1,147,320)	$14,255	$1,189	$(1,162,764)

5.    Financial Instrument Risks:

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 7.4% from $46,309,169 to $42,884,684. This decrease was attributable to net loss from operations of $2,055,401, coupled with the redemptions of 1,077.4581 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,369,084. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital. The investments in other Partnerships are recorded at fair value based upon the Partnership's proportionate interest held.

Results of Operations

During the Partnership's first quarter of 2005, the net asset value per Redeemable Unit decreased 4.4% from $1,334.69 to $1,275.60 as compared to an increase of 9.5% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $1,326,662. Losses were primarily attributable to the trading of commodity futures in currencies, grains, softs, indices, non-U.S. interest rates and metals and were partially offset by gains in energy, livestock and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $7,325,668. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in softs and indices.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas, that had produced profits through much of the last third of 2004, initially weakened against advisors' positions, then later regained strength, ended higher and produced the most profits among the various sectors for the quarter.

Alternatively, currency trading, which had generated profits consistently in 2004, produced the quarter's greatest losses, as the decline of the U.S. dollar began to reverse its decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued as the markets produced no identifiable direction through much of the quarter. Trading in interest rate contracts was mixed with gains in U.S. contracts and losses in non-U.S. positions. Stock indices showed some strength in February but not sufficient to offset losses in January and March. Trading in other commodity sectors followed U.S. dollar patterns with losses in grains, softs and metals offsetting small gains in livestock and wood products.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $2,534, as compared to the corresponding period in 2004. The increase is primarily the result of an increase in interest rates during the three months ended March 31, 2005 as compared to 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2005 decreased by $203,860, as compared to the corresponding period in 2004. The decrease in brokerage commissions for the three months ended March 31, 2005 is due to a decrease in average net assets during the period.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 decreased by $52,407, as compared to the corresponding period in 2004. The decrease in management fees for the three months ended March 31, 2005 is due to a decrease in average net assets during the period.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2005 and 2004 resulted in an incentive fee accrual of $0 and $1,248,673, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $42,884,684. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
– Exchange Traded Contracts	$210,582	0.49%	$1,159,460	$196,101	$385,965
Energy	231,949	0.54%	449,874	97,037	284,252
Grains	127,160	0.30%	365,874	123,371	217,980
Interest rate U.S.	39,518	0.09%	401,218	22,260	183,266
Interest rate Non-U.S.	163,256	0.38%	1,100,429	131,841	624,094
Livestock	74,790	0.17%	99.590	34,690	59,187
Metals
– Exchange Traded Contracts	58,000	0.14%	153,500	46,000	117,708
– OTC Contracts	252,857	0.59%	443,976	130,858	284,314
Softs	198,910	0.46%	303,254	168,359	244,842
Indices	176,295	0.41%	1,183,684	173,028	595,640
Lumber	12,100	0.03%	12,800	1,100	9,533
Totals	$1,545,417	3.60%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIROUP INC. et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two positive class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	125.9096	$1,266.83	N/A	N/A
February 1, 2005 – February 28, 2005	270.8573	$1,260.03	N/A	N/A
March 1, 2005 – March 31, 2005	680.6912	$1,275.60	N/A	N/A
Total	1,077.4581	$1,267.49	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 16, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 16, 2005