Form 10-Q
period 2005-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2005-08-15
CIK 1068237

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II — Other Information		19

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$34,048,417	$—
Equity in commodity futures trading account:
Cash (restricted $2,377,579 and $7,809,827 in 2005 and 2004, respectively)	10,381,530	45,957,960
Net unrealized appreciation on open futures positions	589,867	1,304,242
Unrealized appreciation on open forward contracts	172,390	2,441,507
	45,192,204	49,703,709
Interest receivable	19,751	61,912
	$45,211,955	$49,765,621
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$230,837	$2,410,164
Accrued expenses:
Commissions	199,642	216,593
Management fees	63,212	68,950
Incentive fees	179,586	357,621
Other	51,265	41,915
Redemptions payable	333,059	361,209
	1,057,601	3,456,452
Partners' Capital:
General Partner, 619.7983 Unit equivalents outstanding in 2005 and 2004	831,528	827,239
Limited Partners, 32,291.5744 and 34,076.8015 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	43,322,826	45,481,930
	44,154,354	46,309,169
	$45,211,955	$49,765,621

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.27%	$121,519
	Futures contracts sold 0.10%	44,842
Total Currencies 0.37%		166,361

Energy	Futures contracts purchased 0.21%	94,707
	Futures contracts sold (0.01)%	(7,000)
Total Energy 0.20%		87,707

Grains
	Futures contracts purchased (0.22)%	(97,135)
	Futures contracts sold 0.03%	13,475
Total Grains (0.19)%		(83,660)

Interest Rates Non - U.S. 0.43%	Futures contracts purchased 0.43%	188,572

Interest Rates U.S.
	Futures contracts purchased 0.03%	15,016
	Futures contracts sold 0.02%	9,031
Total Interest Rates U.S. 0.05%		24,047

Total Lumber 0.01%	Futures contracts sold 0.01%	4,466

Livestock
	Futures contracts purchased 0.04%	16,903
	Futures contracts sold 0.06%	27,630
Total Livestock 0.10%		44,533

Metals
	Futures contracts purchased 0.11%	50,077
	Futures contracts sold 0.01%	2,384
	Total futures contracts 0.12%	52,461

	Unrealized appreciation on forward contracts 0.39%	172,390
	Unrealized depreciation on forward contracts (0.52)%	(230,837)
	Total forward contracts (0.13)%	(58,447)
Total Metals (0.01)%		(5,986)

Softs	Futures contracts purchased 0.15%	67,691
	Futures contracts sold (0.13)%	(57,835)
Total Softs 0.02%		9,856

Indices 0.22%	Futures contracts purchased 0.22%	95,524

Investment in Partnerships
	CMF Aspect Master Fund LP 38.08%	16,812,814
	CMF Campbell Master Fund LP 39.03%	17,235,603
Total Investment in Partnerships 77.11%		34,048,417

Total Fair Value 78.31%		$34,579,837

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$8,474	0.02%
Canada	57,883	0.16
France	3,148	0.01
Germany	43,774	0.13
Japan	160,029	0.46
Spain	19,026	0.06
United Kingdom	119,284	0.35
United States	34,168,219	98.81
	$34,579,837	100.00%

Percentages are based on Masters' capital unless otherwise indicated

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$3,253	$(4,468,072)	$(1,680,210)	$2,966,993
Change in unrealized gains (losses) on open positions and investment in Partnerships	3,110,178	(3,701,868)	3,466,978	(3,811,265)
	3,113,431	(8,169,940)	1,786,768	(844,272)
Interest income	57,238	100,585	152,739	193,552
	3,170,669	(8,069,355)	1,939,507	(650,720)
Expenses:
Brokerage commissions including clearing fees of $5,914, $29,572, $10,864 and $56,957, respectively	598,449	769,739	1,217,818	1,591,968
Management fees	185,803	225,012	372,434	464,050
Incentive fees	179,586	(1,014,736)	179,586	233,937
Other expenses	18,964	17,973	37,203	37,822
	982,802	(2,012)	1,807,041	2,327,777
Net income (loss)	2,187,867	(8,067,343)	132,466	(2,978,497)
Redemptions	(918,197)	(1,371,212)	(2,287,281)	(2,136,992)
Net increase (decrease) in Partners' capital	1,269,670	(9,438,555)	(2,154,815)	(5,115,489)
Partners' capital, beginning of period	42,884,684	58,030,064	46,309,169	53,706,998
Partners' capital, end of period	$44,154,354	$48,591,509	$44,154,354	$48,591,509
Net asset value per Redeemable Unit (32,911.3727 and 37,274.6999 Units outstanding at June 30, 2005 and 2004, respectively)	$1,341.61	$1,303.61	$1,341.61	$1,303.61
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$66.01	$(212.32)	$6.92	$(80.64)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
June 30, 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,187,867	$(8,067,343)	$132,466	$(2,978,497)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(595,205)	1,530,251	5,432,248	1,695,765
(Increase) decrease in investment in Partnerships, at fair value	(1,438,958)	—	(34,048,417)	—
(Increase) decrease in net unrealized appreciation on open futures positions	20,967	2,570,940	714,375	688,587
(Increase) decrease in unrealized appreciation on open forward contracts	88,986	1,005,609	2,269,117	2,915,520
(Increase) decrease in interest receivable	16	2,770	42,161	(4,476)

Increase (decrease) in unrealized depreciation on open forward contracts	31,690	125,319	(2,179,327)	207,158
Accrued expenses:
Increase (decrease) in commissions	(2,519)	(54,440)	(16,951)	(38,483)
Increase (decrease) in management fees	(851)	(16,501)	(5,738)	(9,657)
Increase (decrease) in incentive fees	179,586	(1,014,736)	(178,035)	(1,719,782)
Increase (decrease) in other	(8,888)	8,212	9,350	17,985
Net cash provided by (used in) operating activities	462,691	(3,909,919)	(27,828,751)	774,120
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,453,428)	(1,156,000)	(2,315,431)	(1,965,720)
Net change in cash	(990,737)	(5,065,919)	(30,144,182)	(1,191,600)
Unrestricted cash, at beginning of period	8,994,688	49,898,249	38,148,133	46,023,930
Unrestricted cash, at end of period	$8,003,951	$44,832,330	$8,003,951	$44,832,330

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and its cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses) *	$75.84	$(235.16)	$19.92	$(66.89)
Interest Income	1.71	2.65	4.47	5.06
Expenses **	(11.54)	20.19	(17.47)	(18.81)
Increase (decrease) for the period	66.01	(212.32)	6.92	(80.64)
Net asset Value per Redeemable Unit, beginning of period	1,275.60	1,515.93	1,334.69	1,384.25
Net asset value per Redeemable Unit, end of period ***	$1,341.61	$1,303.61	$1,341.61	$1,303.61
* Includes brokerage commissions
** Excludes brokerage commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratios to average net assets:***
Net investment loss before incentive fees****	(7.0)%	(6.9)%	(6.8)%	(7.9)%
Operating expense	7.5%	7.6%	7.5%	7.8%
Incentive fees	0.4%	(1.9)%	0.4%	0.4%
Total expenses	7.9%	5.7%	7.9%	8.2%
Total return:
Total return before incentive fees	5.6%	(17.2)%	0.9%	(6.9)%
Incentive fees	(0.4)%	3.2%	(0.4)%	1.1%
Total return after incentive fees	5.2%	(14.0)%	0.5%	(5.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $686,565, and $1,962,289, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $531,420 and $1,335,585, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of the Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Campbell Master. Individual and pooled accounts are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the futures by Aspect using Aspect's Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Aspect Master. Individual and pooled accounts are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

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

At June 30, 2005, the Partnership owns 5.7% of Campbell Master and 8.1% of Aspect Master. The performance of the Partnership is directly affected by the performance of Campbell Master and Aspect Master. It is Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master and Aspect Master, respectively.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of Campbell Master and Aspect Master are as shown in the following table.

	June 30, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	39.03%	$17,235,603	$2,201,766	$6,384	$781	$2,194,601	Commodity Portfolio	Monthly
Aspect Master	38.08%	16,812,814	1,067,868	9,521	1,104	1,057,243	Commodity Portfolio	Monthly
Total		$34,048,417	$3,269,634	$15,905	$1,885	$3,251,844

	June 30, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	39.03%	$17,235,603	$1,639,553	$13,993	$1,580	$1,623,980	Commodity Portfolio	Monthly
Aspect Master	38.08%	16,812,814	1,411,544	16,167	1,495	1,393,882	Commodity Portfolio	Monthly
Total		$34,048,417	$3,051,097	$30,160	$3,075	$3,017,862

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
June 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 4.6% from $46,309,169 to $44,154,354. This decrease was attributable to redemptions of 1,785.2271 Redeemable Units of Limited Partnership Interest resulting in an outflow of $2,287,281, which was partially offset by a net gain from operations of $132,466. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005, the net asset value per Redeemable Unit increased 5.2% from $1,275.60 to $1,341.61 as compared to a decrease of 14% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $3,113,431. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs and indices and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $8,169,940. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in energy, livestock, softs and lumber.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisor. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisor.

Lower interest rates in Europe and Asia were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisor's positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Board. Trading in foreign currencies was likewise profitable while trading in stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to losses in energy, primarily crude oil, base and precious metals, and grains.

During the Partnership's six months ended June 30, 2005, the Net Asset Value per Redeemable Unit increased 0.5% from $1,334.69 to $1,341.61 as compared to a decrease of 5.8% during the six months ended June 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2005 of $1,786,768. Gains were primarily attributable to the trading of commodity futures in energy, livestock, U.S. and non-U.S. interest rates and were partially offset by losses in softs, currencies, grains, metals, lumber and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $844,272. Losses were primarily attributable to the trading of commodity futures in currencies, softs, non-U.S. interest rates, indices and metals and were partially offset by gains in energy, grains, livestock, U.S. interest rates and lumber.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 decreased by $43,347 and $40,813, respectively, as compared to the corresponding periods in 2004. The decrease is primarily the result of a decrease in average net assets during the three and six months ended June 30, 2005 as compared to 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 decreased by $171,290 and $374,150, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions for the three months ended June 30, 2005 is due to a decrease in average net assets during the period as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2005 decreased by $39,209 and $91,616, respectively, as compared to the corresponding periods in 2004. The decrease in management fees for the three and six months ended June 30, 2005 is due to a decrease in average net assets during the period as compared to 2004.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 2005 resulted in an incentive fee accrual of $179,586. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fee accrual of $(1,014,736) and $233,937, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $44,154,354. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
– Exchange Traded Contracts	$264,615	0.60%	$293,540	$148,666	$234,033
Energy	171,235	0.39%	278,018	48,929	127,648
Grains	147,484	0.33%	190,660	105,210	155,170
Interest rate U.S.	74,872	0.17%	173,886	13,531	54,969
Interest rate Non-U.S.	167,455	0.38%	285,134	145,309	220,295
Livestock	32,530	0.07%	73,500	25,590	53,117
Metals
– Exchange Traded Contracts	116,000	0.26%	116,000	37,160	69,387
– OTC Contracts	393,309	0.89%	400,634	215,805	309,307
Softs	174,339	0.40%	217,588	136,034	169,647
Indices	530,717	1.20%	530,317	85,876	296,541
Lumber	7,700	0.02%	13,200	1,800	6,967
Totals	$2,080,256	4.71%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	160.3523	$1,247.78	N/A	N/A
May 1, 2005 – May 31, 2005	299.1637	$1,287.10	N/A	N/A
June 1, 2005 – June 30, 2005	248.2530	$1,341.61	N/A	N/A
Total	707.7690	$1,292.16	N/A	N/A

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 15, 2005