Form 10-Q
period 2005-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2005-11-14
CIK 1068237

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

Commission File Number 000-30455

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4015586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
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

Yes          No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II — Other Information		19

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$33,077,967	$—
Equity in commodity futures trading account:
Cash (restricted $3,930,141 and $7,809,827 in 2005 and 2004, respectively)	11,517,287	45,957,960
Net unrealized appreciation on open futures positions	2,127,624	1,304,242
Unrealized appreciation on open forward contracts	585,647	2,441,507
	47,308,525	49,703,709
Interest receivable	26,546	61,912
	$47,335,071	$49,765,621
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$434,354	$2,410,164
Accrued expenses:
Commissions	208,162	216,593
Management fees	66,439	68,950
Incentive fees	195,898	357,621
Other	31,365	41,915
Redemptions payable	394,168	361,209
	1,330,386	3,456,452
Partners' Capital:
General Partner, 619.7983 Unit equivalents outstanding in 2005 and 2004	888,035	827,239
Limited Partners, 31,488.9261 and 34,076.8015 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	45,116,650	45,481,930
	46,004,685	46,309,169
	$47,335,071	$49,765,621

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.39%	$181,104
	Futures contracts sold 0.39%	181,443
Total Currencies 0.78%		362,547

Energy
	Futures contracts purchased 0.74%	342,041
	Futures contracts sold (0.01)%	(6,790)
Total Energy 0.73%		335,251

Grains
	Futures contracts purchased 0.20%	91,705
	Futures contracts sold 0.32%	146,516
Total Grains 0.52%		238,221
Interest Rates Non-U.S.
	Futures contracts purchased (0.29)%	(131,720)
	Futures contracts sold 0.02%	8,125
Total Interest Rates Non-U.S. (0.27)%		(123,595)
Interest Rates U.S.
	Futures contracts purchased (0.02)%	(7,781)
	Futures contracts sold 0.26%	121,094
Total Interest Rates U.S. 0.24%		113,313

Total Lumber (0.00)%*	Futures contracts sold (0.00)%*	(1,738)

Total Livestock 0.35%	Futures contracts purchased 0.35%	159,300

Metals
	Futures contracts purchased 1.05%	481,458
	Futures contracts sold (0.05)%	(23,102)
	Total futures contracts 1.00%	458,356

	Unrealized appreciation on forward contracts 1.27%	585,647
	Unrealized depreciation on forward contracts (0.94)%	(434,354)
	Total forward contracts 0.33%	151,293
Total Metals 1.33%		609,649

Softs
	Futures contracts purchased 0.39%	177,721
	Futures contracts sold (0.07)%	(30,441)
Total Softs 0.32%		147,280

Indices
	Futures contracts purchased 0.98%	450,149
	Futures contracts sold (0.03)%	(11,460)
Total Indices 0.95%		438,689
Investment in Partnerships
	CMF Aspect Master Fund LP 36.36%	16,727,508
	CMF Campbell Master Fund LP 35.54%	16,350,459
Total Investment in Partnerships 71.90%		33,077,967

Total Fair Value 76.85%		$35,356,884

Country Composition	Investments at Fair Value	% of Investments atFair Value
Australia	$23,400	0.07%
Canada	30,243	0.09
France	24,971	0.07
Germany	65,332	0.18
Hong Kong	37,189	0.11
Japan	507,362	1.43
Spain	63,475	0.18
United Kingdom	187,782	0.53
United States	34,417,130	97.34
	$35,356,884	100.00%

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

* Due to rounding

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$1,433,422	$(2,599,100)	$(246,788)	$367,893
Change in unrealized gains (losses) on open positions and investment in Partnerships	2,320,454	2,365,444	5,787,432	(1,445,821)
	3,753,876	(233,656)	5,540,644	(1,077,928)
Interest income	74,884	130,424	227,623	323,976
	3,828,760	(103,232)	5,768,267	(753,952)
Expenses:
Brokerage commissions including clearing fees of $5,950, $21,949, $16,814 and $78,906, respectively	635,175	708,340	1,852,993	2,300,308
Management fees	197,692	210,001	570,126	674,051
Incentive fees	16,312	(166,046)	195,898	67,891
Other expenses	15,729	17,971	52,932	55,793
	864,908	770,266	2,671,949	3,098,043
Net income (loss)	2,963,852	(873,498)	3,096,318	(3,851,995)
Redemptions	(1,113,521)	(1,190,525)	(3,400,802)	(3,327,517)
Net increase (decrease) in Partners' capital	1,850,331	(2,064,023)	(304,484)	(7,179,512)
Partners' capital, beginning of period	44,154,354	48,591,509	46,309,169	53,706,998
Partners' capital, end of period	$46,004,685	$46,527,486	$46,004,685	$46,527,486
Net asset value per Redeemable Unit (32,108.7244 and 36,347.3311 Units outstanding at September 30, 2005 and 2004, respectively)	$1,432.78	$1,280.08	$1,432.78	$1,280.08
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$91.17	$(23.53)	$98.09	$(104.17)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,963,852	$(873,498)	$3,096,318	$(3,851,995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,552,562)	(1,588,130)	3,879,686	107,635
(Increase) decrease in investment in Partnerships, at fair value	970,450	—	(33,077,967)	—
(Increase) decrease in net unrealized appreciation on open futures positions	(1,537,757)	(915,707)	(823,382)	(227,120)
(Increase) decrease in unrealized appreciation on open forward contracts	(413,257)	(575,580)	1,855,860	2,339,940
(Increase) decrease in interest receivable	(6,795)	(11,622)	35,366	(16,098)

Increase (decrease) in unrealized depreciation on open forward contracts	203,517	(874,157)	(1,975,810)	(666,999)
Accrued expenses:
Increase (decrease) in commissions	8,520	(9,383)	(8,431)	(47,866)
Increase (decrease) in management fees	3,227	(3,281)	(2,511)	(12,938)
Increase (decrease) in incentive fees	16,312	(166,046)	(161,723)	(1,885,828)
Increase (decrease) in other	(19,900)	12,145	(10,550)	30,130
Net cash provided by (used in) operating activities	635,607	(5,005,259)	(27,193,144)	(4,231,139)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,052,412)	(1,078,866)	(3,367,843)	(3,044,586)
Net change in cash	(416,805)	(6,084,125)	(30,560,987)	(7,275,725)
Unrestricted cash, at beginning of period	8,003,951	44,832,330	38,148,133	46,023,930
Unrestricted cash, at end of period	$7,587,146	$38,748,205	$7,587,146	$38,748,205

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and its cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses) *	$95.96	$(25.39)	$115.88	$(92.28)
Interest Income	2.30	3.52	6.77	8.58
Expenses **	(7.09)	(1.66)	(24.56)	(20.47)
Increase (decrease) for the period	91.17	(23.53)	98.09	(104.17)
Net Asset Value per Redeemable Unit, beginning of period	1,341.61	1,303.61	1,334.69	1,384.25
Net Asset Value per Redeemable Unit, end of period	$1,432.78	$1,280.08	$1,432.78	$1,280.08
* Includes brokerage commissions
** Excludes brokerage commissions

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
Ratios to average net assets:***
Net investment loss before incentive fees****	(6.9)%		(6.7)%	(6.8)%	(6.9)%
Operating expense	7.5%		7.8%	7.5%	7.8%
Incentive fees	0.0%		(0.4)%	0.4%	0.1%
Total expenses	7.5%		7.4%	7.9%	7.9%
Total return:
Total return before incentive fees	6.8%		(2.2)%	7.8%	(7.4)%
Incentive fees	0.0	%*****	0.4%	(0.5)%	(0.1)%
Total return after incentive fees	6.8%		(1.8)%	7.3%	(7.5)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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
September 30, 2005
(Unaudited)

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $1,023,559, and $1,962,289, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $2,278,917 and $1,335,585, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect's Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Aspect Master. Individual and pooled accounts are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

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

As of September 30, 2005, the Partnership owns 5.3% of Campbell Master and 7.8% of Aspect Master. The performance of the Partnership is directly affected by the performance of Campbell Master

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

and Aspect Master. It is Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master and Aspect Master, respectively.

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following table.

	September 30, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
Campbell Master	$327,642,354	$20,278,272	$307,364,082	CommodityPortfolio	Monthly
Aspect Master	213,272,492	465,277	212,807,215	CommodityPortfolio	Monthly
Total	$540,914,846	$20,743,549	$520,171,297

Summarized information reflecting the Partnership's investment in, and the operations of Campbell Master and Aspect Master are as shown in the following table.

	September 30, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	35.54%	$16,350,459	$13,738	$6,268	$764	$6,706	Commodity Portfolio	Monthly
Aspect Master	36.36%	16,727,508	576,930	9,636	1,063	566,231	Commodity Portfolio	Monthly
Total		$33,077,967	$590,668	$15,904	$1,827	$572,937

	September 30, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	35.54%	$16,350,459	$1,653,314	$20,261	$2,344	$1,630,709	Commodity Portfolio	Monthly
Aspect Master	36.36%	16,727,508	1,988,474	25,803	2,558	1,960,113	Commodity Portfolio	Monthly
Total		$33,077,967	$3,641,788	$46,064	$4,902	$3,590,822

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
September 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 0.7% from $46,309,169 to $46,004,685. This decrease was attributable to the redemptions of 2,587.8754 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,400,802, which was partially offset by a net gain from operations of $3,096,318. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005, the net asset value per Redeemable Unit increased 6.8% from $1,341.61 to $1,432.78 as compared to a decrease of 1.8% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $3,753,876. Gains were primarily attributable to the trading of commodity futures in index, softs, metals, energy, grains and livestock and were partially offset by losses in currencies, lumber, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $233,656. Losses were primarily attributable to the trading of commodity futures in currencies, softs, indices and metals and were partially offset by gains in energy, livestock, grains, U.S. and non-U.S. interest rates.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets with directionless and volatile prices in interest rates and currencies producing losses. Periodic trading opportunities in the commodity sectors generated additional gains. The overall net result was positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this market was the Chinese government decision to unpeg the yuan from the U.S. dollar and the yuan's subsequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisors. Trading in livestock and soils was also profitable.

During the Partnership's nine months ended September 30, 2005, the Net Asset Value per Redeemable Unit increased 7.3% from $1,334.69 to $1,432.78 as compared to a decrease of 7.5% during the nine months ended September 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2005 of $5,540,644. Gains were primarily attributable to the trading of commodity futures in index, metals, energy, livestock and non-U.S. interest rates and were partially offset by losses in softs, currencies, grains and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months of 2004 of $1,077,928. Losses were primarily attributable to the trading of commodity futures in currencies, softs, indices and metals and were partially offset by gains in energy, grains, livestock, U.S. and non-U.S. interest rates and lumber.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 decreased by $55,540 and $96,353, respectively, as compared to the corresponding periods in 2004. The decrease is primarily the result of a decrease in average net assets during the three and nine months ended September 30, 2005 as compared to 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 decreased by $73,165 and $447,315, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions for the three months ended September 30, 2005 is due to a decrease in average net assets during the period as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2005 decreased by $12,309 and $103,925, respectively, as compared to the corresponding periods in 2004. The decrease in management fees for the three and nine months ended September 30, 2005 is due to a decrease in average net assets during the period as compared to 2004.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2005 resulted in an incentive fee accrual of $16,312 and $195,898. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fee accrual of $(166,046) and $67,891, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $46,004,685. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– Exchange Traded Contracts	$398,375	0.87%	$398,375	$216,403	$309,216
Energy	405,164	0.88%	648,958	117,558	265,358
Grains	254,427	0.55%	312,754	109,746	184,547
Interest rate U.S.	187,800	0.41%	236,381	23,923	177,933
Interest rate Non-U.S.	291,838	0.63%	332,286	41,790	231,840
Livestock	93,100	0.20%	93,100	18,367	54,999
Metals
– Exchange Traded Contracts	129,500	0.28%	129,500	70,240	113,500
– OTC Contracts	542,441	1.18%	551,521	265,271	403,489
Softs	325,152	0.71%	344,987	179,972	298,243
Indices	808,264	1.76%	1,001,668	214,532	739,789
Lumber	1,100	0.00%**	18,900	1,100	8,067
Totals	$3,437,161	7.47%

*	Average of month-end Values at Risk.

**	Due to rounding.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN- CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	184.6360	$1,351.07	N/A	N/A
August 1, 2005 – August 31, 2005	342.9054	$1,370.34	N/A	N/A
September 1, 2005 – September 30, 2005	275.1069	$1,432.78	N/A	N/A
Total	802.6483	$1,384.73	N/A	N/A

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005

20