Form 10-Q/A
period 2005-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2005-11-16
CIK 1068237

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – As of October 1, 2005, Altis Partners Limited ceased acting as a commodity trading advisor for the Fund. The portions of the Fund's assets formerly allocated to Altis Partners Limited were reallocated to Altis Partners (Jersey) Limited effective October 1, 2005. A copy of the management agreement between Altis Partners (Jersey) Limited and the Fund is attached to this Form 10-Q as Exhibit 33.1.

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

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

Exhibit – 33.1 – Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (file herein)

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