Form 10-Q
period 2006-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2006-05-12
CIK 1068237

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

Commission File Number 000-30455

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4015586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 17
Item 4.	Controls and Procedures	18
PART II — Other Information		19

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$49,334,164	$47,537,531
Cash	39,425	24,949
	$49,373,589	$47,562,480

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$222,181	$218,136
Management fees	71,428	70,024
Incentive fees	410,808	451,973
Other	45,257	28,965
Redemptions payable	155,283	235,979
	904,957	1,005,077
Partners' Capital:
General Partner, 619.7983 Unit equivalents outstanding in 2006 and 2005	972,284	917,723
Limited Partners, 30,277.2533 and 30,823.4179 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	47,496,348	45,639,680
	48,468,632	46,557,403
	$49,373,589	$47,562,480

See Accompanying Notes to Financial Statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

Investment In Partnerships	Fair Value	% of Partners' Capital
CMF Altis Partners Master Fund L.P.	$15,980,200	32.97%
CMF Aspect Master Fund L.P.	16,742,577	34.54
CMF Campbell Master Fund L.P.	16,611,387	34.27
Total Fair Value	$49,334,164	101.78%

Percentages are based on Partners' Capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Investment in Partnerships
CMF Altis Partners Master Fund L.P.	$14,780,472	31.75%
CMF Aspect Master Fund L.P.	16,321,019	35.06
CMF Campbell Master Fund L.P.	16,436,040	35.30
Total Fair Value	$47,537,531	102.11%

Percentages are based on Partners' Capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$—	$(1,683,463)
Change in unrealized gains (losses) on open positions and investment in Partnerships	4,037,360	356,801
	4,037,360	(1,326,662)
Interest income	—	95,501
	4,037,360	(1,231,161)
Expenses:
Brokerage commissions including clearing fees of $0 and $20,872, respectively	652,772	619,369
Management fees	209,800	186,631
Incentive fees	410,808	—
Other expenses	16,291	18,240
	1,289,671	824,240
Net income (loss)	2,747,689	(2,055,401)
Redemptions – Limited Partners	(836,460)	(1,369,084)
Net increase (decrease) in Partners' capital	1,911,229	(3,424,485)
Partners' capital, beginning of period	46,557,403	46,309,169
Partners' capital, end of period	$48,468,632	$42,884,684
Net asset value per Redeemable Unit (30,897.0516 and 33,619.1417 Units outstanding at March 31, 2006 and 2005, respectively)	$1,568.71	$1,275.60
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$88.03	$(59.09)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,747,689	$(2,055,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	6,027,453
Purchase of Investment in Partnerships	—	(32,296,934)
Proceeds from sale of Investment in Partnerships	1,854,038	601,788
Net unrealized (appreciation) depreciation on Investment in Partnerships	(3,650,671)	(914,313)
(Increase) decrease in net unrealized appreciation on open futures positions	—	693,408
(Increase) decrease in unrealized appreciation on open forward contracts	—	2,180,131
(Increase) decrease in interest receivable	—	42,145

Increase (decrease) in unrealized depreciation on open forward contracts	—	(2,211,017)
Accrued expenses:
Increase (decrease) in commissions	4,045	(14,432)
Increase (decrease) in management fees	1,404	(4,887)
Increase (decrease) in incentive fees	(41,165)	(357,621)
Increase (decrease) in other	16,292	18,238
Net cash provided by (used in) operating activities	931,632	(28,291,442)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(917,156)	(862,003)
Net change in cash	14,476	(29,153,445)
Unrestricted cash, at beginning of period	24,949	38,148,133
Unrestricted cash, at end of period	$39,425	$8,994,688
Non Cash Financing Activities:
Contribution of open commodity futures and forward positions	—	$(1,253,281)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. ("Aspect"), Campbell & Company, Inc., ("Campbell") and Altis Partners LTD ("Altis") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains (losses) *	$108.42	$(55.92)
Interest Income	—	2.76
Expenses **	(20.39)	(5.93)
Increase (decrease) for the period	88.03	(59.09)
Net Asset Value per Redeemable Unit, beginning of period	1,480.68	1,334.69
Net Asset Value per Redeemable Unit, end of period	$1,568.71	$1,275.60
*Includes brokerage commissions
**Excludes brokerage commissions

	Three Months Ended March 31,
	2006	2005
Ratios to average net assets:***
Net investment loss before incentive fees****	(7.5)%	(6.7)%
Operating expense	7.5%	7.6%
Incentive fees	0.9%	—%
Total expenses	8.4%	7.6%
Total return:
Total return before incentive fees	6.8%	(4.4)%
Incentive fees	(0.9)%	—%
Total return after incentive fees	5.9%	(4.4)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The results of the Partnership's trading activities (resulting from its investment in other Partnerships) are shown in the statement of income and expenses.

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

On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. ("Altis Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis Partners Ltd. (The "Advisor") using Altis's Diversified Portfolio Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The General Partner of the partnership is the general partner of Altis Master. Individual and pooled accounts are permitted to be a limited partner of Altis Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the Advisors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master's, Aspect Master's and Altis Master's, (the "Funds"), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of the month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM's direct brokerage commissions are charged at the Partnership level.

As of March 31, 2006 the Partnership owns 4.7%, 8.2% and 53.1% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell's, Aspect's and Altis's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the total assets, liabilities and capitals for the Funds is shown in the following tables.

	March 31, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Altis Master	$30,129,108	$117,338	$30,011,770
Aspect Master	206,528,625	2,565,421	203,963,204
Campbell Master	366,902,874	11,193,593	355,709,281
Total	$603,560,607	$13,876,352	$589,684,255

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Altis Master	$21,526,809	$1,223,818	$20,302,991
Aspect Master	200,507,575	5,680,632	194,826,943
Campbell Master	347,366,314	20,975,541	326,390,773
Total	$569,400,698	$27,879,991	$541,520,707

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	32.97%	$15,980,200	$1,857,906	$30,850	$9,010	$1,818,046	Commodity Portfolio	Monthly
Aspect Master	34.54%	16,742,577	1,138,919	8,899	1,397	1,128,623	Commodity Portfolio	Monthly
Campbell Master	34.27%	16,611,387	1,095,373	4,380	287	1,090,706	FME Portfolio	Monthly
Total		$49,334,164	$4,092,198	$44,129	$10,694	$4,037,375

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

	December 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	31.75%	$14,780,472	$—	$—	$—	$—	Commodity Portfolio	Monthly
Aspect Master	35.06%	16,321,019	(1,490,996)	7,609	799	(1,499,404)	Commodity Portfolio	Monthly
Campbell Master	35.30%	16,436,040	343,676	6,646	390	336,640	FME Portfolio	Monthly
Total		$47,537,531	$(1,147,320)	$14,255	$1,189	$(1,162,764)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in other partnerships, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The other partnerships' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The other partnerships have credit risk and concentration risk because the sole counterparty or broker with respect to the other partnerships' assets is CGM.

The General Partner monitors and controls the other partnerships' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the other partnerships' are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments traded by the other partnerships mature within one year of March 31, 2006. However, due to the nature of the other partnerships' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital increased 4.1% from $46,557,403 to $48,468,632. This increase was attributable to a net gain from operations of $2,747,689 which was partially offset by the redemptions of 546.1646 Redeemable Units of Limited Partnership Interest resulting in an outflow of $836,460. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable unit increased 5.9% from $1,480.68 to $1,568.71 compared to a decrease of 4.4% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $4,037,360. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals, softs and indices partially offset by losses in currencies, energy, grains and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $1,326,662. Losses were primarily attributable to the trading of commodity futures in currencies, grains, indices, softs, non-U.S. interest rates and metals and were partially offset by gains in energy, livestock and U.S. interest rates.

The main drivers of performance in the first quarter 2006 were strongly trending metals and stock index markets augmented by profits in global interest rate trading.

Global political instability, rising energy prices and global interest rates fueled precious metals, notably gold and silver to over 20 year highs. Base metals, particularly aluminum, copper and zinc, also reached prices not seen in decades, which contributed substantial profits fro the quarter. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, was also profitable for the quarter.

Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The partnership's Advisors were properly positioned to take advantage of these trends.

Slightly reducing gains for the partnership were losses in foreign currency and trading in agricultural products. The U. S. dollar remained in a trading pattern for most of the quarter with its' value versus both the Euro and yen rising and falling within a range that resulted in losses for those advisors whose trading systems tend to be longer term in nature. The results from energy trading were negative with losses in predominantly in crude oil as well as petroleum products. Trading results in grains, livestock, and softs were slightly negative for the quarter in aggregate.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Master Fund's brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Master Fund's assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in other Partnerships and CGM will be paid 20% of the interest.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2006 increased by $33,403 as compared to the corresponding period in 2005. The increased in brokerage commissions for the three months ended March 31, 2006 is due to an increase in average net assets during the period as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2006 increased by $23,169 as compared to the corresponding period in 2005. The increase in management fees for the three months ended March 31, 2006 is due to an increase in average net assets during the period as compared to 2005.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2006 and 2005 resulted in an incentive fee accrual of $410,808 and $0, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership's investments in other Partnerships by market category as of March 31, 2006 and the highest, lowest and average values at any point during the three months ended March 31, 2006. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, Altis Master's total capitalization was $30,011,770. The Partnership owns 53.1% of Altis Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$51,600	0.17%	$51,600	$11,600	30,837
Currencies:
– OTC	719,293	2.40%	770,137	601,774	645,016
Energy	790,472	2.63%	1,100,609	673,866	884,585
Grains	714,029	2.38%	714,029	477,937	573,724
Indices	1,407,670	4.69%	1,430,508	463,642	1,128,032
Interest Rates Non -U.S.	745,268	2.48%	755,229	383,142	511,197
Interest Rates U.S.	337,900	1.13%	615,000	62,947	281,782
Livestock	107,496	0.36%	136,860	63,296	69,598
Metals
– Exchange Traded	252,000	0.84%	252,000	205,000	249,750
– OTC	768,861	2.56%	768,861	395,820	645,915
Softs	560,112	1.87%	616,986	485,990	521,841
Lumber	9,900	0.03%	22,000	7,700	13,383
Total	$6,464,601	21.54%

*	Average month-end Values at risk

As of March 31, 2006, Aspect Master's total capitalization was $203,963,204. The Partnership owns 8.2% of Aspect Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$3,554,514	1.74%	$5,306,271	$2,999,081	$3,852,528
Energy	1,451,560	0.71%	4,996,255	815,288	1,860,624
Grains	673,617	0.33%	718,021	218,482	577,294
Indices	5,041,018	2.48%	6,609,756	4,350,554	5,120,944
Interest Rates Non-U.S.	8,918,341	4.37%	8,918,341	4,424,093	6,822,933
Interest Rates U.S.	2,952,900	1.45%	4,241,200	1,528,250	2,616,417
Livestock	180,400	0.09%	5,306,271	60,470	115,650
Metals
– Exchange Traded Contracts	628,750	0.31%	1,319,500	515,750	606,500
– OTC Contracts	1,167,230	0.57%	2,496,448	795,695	1,034,320
Softs	1,192,245	0.58%	1,364,902	421,418	1,071,530
Totals	$25,760,575	12.63%

*	Average month-end Values at risk

As of March 31, 2006, Campbell Master's total capitalization was $355,709,281. The Partnership owns 4.3% of Campbell Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$15,855,407	4.46%	$16,627,009	$10,760,009	15,259,326
Energy	3,433,700	0.97%	6,696,300	1,155,082	4,482,200
Indices	6,703,725	1.88%	14,411,622	6,163,466	9,331,036
Interest Rates Non -U.S.	2,941,882	0.83%	6,533,524	2,496,984	3,086,782
Interest Rates U.S.	3,039,000	0.85%	3,892,620	786,310	2,798,983
Metals
– Exchange	192,500	0.05%	2,850,700	51,000	143,500
– OTC	553,550	0.16%	822,970	279,433	556,950
Total	$32,719,764	9.20%

*	Average month-end Values at risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part 1, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	326.0611	$1,535.68	N/A	N/A
February 1, 2006 – February 28, 2006	121.1156	$1,489.91	N/A	N/A
March 1, 2006 – March 31, 2006	98.9879	$1,568.71	N/A	N/A
Total	546.1646	$1,531.43	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006