Form 10-Q
period 2006-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2006-08-14
CIK 1068237

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II — Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$46,185,052	$47,537,531
Cash	17,043	24,949
	$46,202,095	$47,562,480

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$207,909	$218,136
Management fees	67,338	70,024
Incentive fees	574,452	451,973
Other	40,076	28,965
Redemptions payable	550,984	235,979
	1,440,759	1,005,077
Partners' Capital:
General Partner, 1,524.2191 and 619.7983 Unit equivalents outstanding in 2006 and 2005	2,405,248	917,723
Limited Partners, 26,841.2898 and 30,823.4179 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	42,356,088	45,639,680
	44,761,336	46,557,403
	$46,202,095	$47,562,480

See accompanying Notes to Financial Statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners' Capital
CMF Altis Partners Master Fund L.P.	$17,448,966	38.98%
CMF Aspect Master Fund L.P.	14,882,193	33.25
CMF Campbell Master Fund L.P.	13,853,893	30.95
Total fair value	$46,185,052	103.18%

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

See accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$—	$3,253	$—	$(1,680,210)
Change in unrealized gains on open positions and investment in Partnerships	1,454,380	3,110,178	5,491,740	3,466,978
	1,454,380	3,113,431	5,491,740	1,786,768
Interest income	—	57,238	—	152,739
	1,454,380	3,170,669	5,491,740	1,939,507
Expenses:
Brokerage commissions including clearing fees of $0, $5,914, $0 and $10,864, respectively	677,701	598,449	1,330,473	1,217,818
Management fees	216,896	185,803	426,696	372,434
Incentive fees	163,644	179,586	574,452	179,586
Other	20,079	18,964	36,370	37,203
	1,078,320	982,802	2,367,991	1,807,041
Net income	376,060	2,187,867	3,123,749	132,466
Additions – General Partner	1,500,000	—	1,500,000	—
Redemptions – Limited Partners	(5,583,356)	(918,197)	(6,419,816)	(2,287,281)
Net increase (decrease) in Partners' Capital	(3,707,296)	1,269,670	(1,796,067)	(2,154,815)
Partners' Capital, beginning of period	48,468,632	42,884,684	$46,557,403	$46,309,169
Partners' Capital, end of period	$44,761,336	$44,154,354	$44,761,336	$44,154,354
Net asset value per Redeemable Unit (28,365.5089 and 32,911.3727 Units outstanding at June 30, 2006 and 2005, respectively)	$1,578.02	$1,341.61	$1,578.02	$1,341.61
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$9.31	$66.01	$97.34	$6.92

See accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$376,060	$2,187,867	$3,123,749	$132,466
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	(595,205)	—	5,432,248
Purchase of Investment in Partnerships	(1,500,000)	—	(1,500,000)	(32,296,934)
Proceeds from sale of Investment in Partnerships	5,669,014	1,643,774	7,523,054	992,283
Net unrealized (appreciation) depreciation on Investment in Partnerships	(1,019,902)	(3,082,732)	(4,670,575)	(2,743,766)
(Increase) decrease in net unrealized appreciation on open futures positions	—	20,967	—	714,375
(Increase) decrease in unrealized appreciation on open forward contracts	—	88,986	—	2,269,117
(Increase) decrease in interest receivable	—	16	—	42,161
Increase (decrease) in unrealized depreciation on open forward contracts	—	31,690	—	(2,179,327)
Accrued expenses:
Increase (decrease) in brokerage commissions	(14,272)	(2,519)	(10,227)	(16,951)
Increase (decrease) in management fees	(4,090)	(851)	(2,686)	(5,738)
Increase (decrease) in incentive fees	163,644	179,586	122,479	(178,035)
Increase (decrease) in other	(5,181)	(8,888)	11,111	9,350
Net cash provided by (used in) operating activities	3,665,273	462,691	4,596,905	(27,828,751)
Cash flows from financing activities:
Payments for Additions – General Partner	1,500,000	—	1,500,000	—
Payments for redemptions – Limited Partners	(5,187,655)	(1,453,428)	(6,104,811)	(2,315,431)
Net cash provided by (used in) financing activities	(3,687,655)	(1,453,428)	(4,604,811)	(2,315,431)
Net change in cash	(22,382)	(990,737)	(7,906)	(30,144,182)
Unrestricted cash, at beginning of period	39,425	8,994,688	24,949	38,148,133
Unrestricted cash, at end of period	$17,043	$8,003,951	$17,043	$8,003,951
Non Cash Financing Activities:
Contribution of open commodity futures and forward positions	$—	$—	$—	$(1,253,281)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Salomon Smith Barney Global Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1999.

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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions are made for the Partnership by Aspect Capital Management Ltd. (‘‘Aspect’’), Campbell & Company, Inc., (‘‘Campbell’’) and Altis (Jersey) Partners Limited (‘‘Altis’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains*	$21.88	$75.84	$130.30	$19.92
Interest Income	—	1.71	—	4.47
Expenses **	(12.57)	(11.54)	(32.96)	(17.47)
Increase for the period	9.31	66.01	97.34	6.92
Net Asset Value per Redeemable Unit, beginning of period	1,568.71	1,275.60	1,480.68	1,334.69
Net Asset Value per Redeemable Unit, end of period	$1,578.02	$1,341.61	$1,578.02	$1,341.61

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratios to average net assets:***
Net investment loss before incentive fees****	(7.6)%	(7.0)%	(7.4)%	(6.8)%
Operating expense	7.6%	7.5%	7.4%	7.5%
Incentive fees	0.3%	0.4%	1.0%	0.4%
Total expenses	7.9%	7.9%	8.4%	7.9%
Total return:
Total return before incentive fees	1.0%	5.6%	7.9%	0.9%
Incentive fees	(0.4)%	(0.4)%	(1.3)%	(0.4)%
Total return after incentive fees	0.6%	5.2%	6.6%	0.5%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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
June 30, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The results of the Partnership's trading activities (resulting from its investment in other Partnerships) are shown in the statement of income and expenses.

4.    Investment in Partnerships:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of the Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect's Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Aspect Master. Individual and pooled accounts are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis Partners (Jersey) Limited (successor to Altis Partners Limited) using Altis's Diversified Portfolio Program to invest together in one trading vehicle. The General Partner of the partnership is the general partner of Altis Master. Individual and pooled accounts are permitted to be a limited partner of Altis Master. The General Partner and the Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master's, Aspect Master's and Altis Master's, (the ‘‘Funds’’), trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

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
June 30, 2006
(Unaudited)

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM's direct brokerage commissions are charged at the Partnership level.

As of June 30, 2006 the Partnership owns 4.0%, 7.1% and 46.2% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell's, Aspect's and Altis's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the total assets, liabilities and capitals for the Funds is shown in the following tables.

	June 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Altis Master	$40,140,054	$2,495,000	$37,645,054
Aspect Master	213,352,686	4,492,028	208,860,658
Campbell Master	352,110,193	11,197,755	340,912,438
Total	$605,602,933	$18,184,783	$587,418,150

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Altis Master	$21,526,809	$1,223,818	$20,302,991
Aspect Master	200,507,575	5,680,632	194,826,943
Campbell Master	347,366,314	20,975,541	326,390,773
Total	$569,400,698	$27,879,991	$541,520,707

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2006		For the three months ended June 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	38.98%	$17,448,966	$2,000,332	$23,166	$5,667	$1,971,499	Commodity Portfolio	Monthly
Aspect Master	33.25%	14,882,193	318,231	11,383	1,044	305,804	Commodity Portfolio	Monthly
Campbell Master	30.95%	13,853,893	(807,066)	2,592	265	(809,923)	Financials, Metals & Energy Portfolio	Monthly
Total		$46,185,052	$1,511,497	$37,141	$6,976	$1,467,380

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

	June 30, 2006		For the six months ended June 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	38.98%	$17,448,966	$3,858,237	$54,016	$14,677	$3,789,544	Commodity Portfolio	Monthly
Aspect Master	33.25%	14,882,193	1,457,133	20,282	2,441	1,434,410	Commodity Portfolio	Monthly
Campbell Master	30.95%	13,853,893	288,307	6,972	552	280,783	Financials, Metals & Energy Portfolio	Monthly
Total		$46,185,052	$5,603,677	$81,270	$17,670	$5,504,737

	December 31, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	31.75%	$14,780,472	$—	$—	$—	$—	Commodity Portfolio	Monthly
Aspect Master	35.06%	16,321,019	1,067,868	9,521	1,104	1,057,243	Commodity Portfolio	Monthly
Campbell Master	35.30%	16,436,040	2,201,766	6,384	781	2,194,601	Financials, Metals & Energy Portfolio	Monthly
Total		$47,537,531	$3,269,634	$15,905	$1,885	$3,251,844

	December 31, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	31.75%	$14,780,472	$—	$—	$—	$—	Commodity Portfolio	Monthly
Aspect Master	35.06%	16,321,019	1,411,544	16,167	1,495	1,393,882	Commodity Portfolio	Monthly
Campbell Master	35.30%	16,436,040	1,639,553	13,993	1,580	1,623,980	Financials, Metals & Energy Portfolio	Monthly
Total		$47,537,531	$3,051,097	$30,160	$3,075	$3,017,862

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in other partnerships, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Funds' assets is CGM.

The General Partner monitors and controls the Funds' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds' are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments traded by the Funds mature within one year of June 30, 2006. However, due to the nature of the Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are investments in Partnerships and cash. The Funds' only assets are their equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 3.9% from $46,557,403 to $44,761,336. This decrease was attributable to the redemptions of 3,982.1281 Redeemable Units of Limited Partnership Interest resulting in an outflow of $6,419,816, which was partially offset by a net gain from operations of $3,123,749 and the additional sales of 904.4208 General Partner Units totalling $1,500.000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests of the Funds.

Foreign currency contracts are those contracts where the Partnership/Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital. The investments in other Partnerships are recorded at fair value based upon the Partnership's proportionate interest held.

Results of Operations

During the Partnership's second quarter of 2006 the net asset value per Redeemable Unit increased 0.6% from $1,568.71 to $1,578.02 as compared to an increase of 5.2% in the second quarter of 2005. The Partnership experienced an unrealized gain through investments in the Funds in the second quarter of 2006 of $1,454,380. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, U.S. and non-U.S. interest rates, metals and lumber and were partially offset by losses in currencies, grains, livestock, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $3,113,431. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs, indices and U.S. interest rates.

The second quarter 2006 was challenging for the Partnership's advisors as both financial and commodity markets entered a highly volatile period. Gains earned in interest rates, energy and metals trading were offset by losses in currency, stock index and grains trading.

The partnership's trend-following advisors were slightly profitable in the energy sector as gains made in natural gas trading offset losses in crude oil and petroleum products. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled global inflation concerns. Losses in the equity sector were attributable to global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006 the net asset value per Redeemable Unit increased 6.6% from $1,480.68 to $1,578.02 as compared to an increase of 0.5% during the six months ended June 30, 2005. The Partnership experienced an unrealized gain through investments in the Funds during the six months ended June 30, 2006 of $5,491,740. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2005 of $1,786,768. Gains were primarily attributable to the trading of commodity futures in energy, livestock, U.S. and, non-U.S. interest rates and were partially offset by losses in softs, currencies, grains metals, indices and Lumber.

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds' brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds' assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in other Partnerships and CGM will be paid 20% of the interest.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 increased by $79,252 and $112,655, respectively, as compared to the corresponding periods in 2005. The increased in brokerage commissions for the three and six months ended June 30, 2006 is due to higher average net assets during the periods then ended as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2006 increased by $31,093 and $54,262, respectively, as compared to the corresponding periods in 2005. The increase in management fees for the three and six months ended June 30, 2006 is due to higher average net assets during the periods then ended as compared to the corresopnding periods in 2005.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months and six ended June 30, 2006 resulted in an incentive fee accrual of $163,644 and $574,452, respectively. Trading performance for the three and six months ended June 30, 2005 resulted in an incentive fee accrual of $179,586.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership's assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds' assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds' main lines of business.

Market movements result in frequent changes in the fair value of the Funds' open positions and, consequently in their earnings and cash flow. The Funds' market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds' open positions and the liquidity of the market in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds' past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds' speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds' experiences to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds' losses in any market sector will be limited to Value at Risk or by the Funds' attempts to manage their market risks.

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership's investments in other Partnerships by market category as of June 30, 2006 and the highest, lowest and average values at any point during the three months ended June 30, 2006. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, Altis Master's total capitalization was $37,645,054. The Partnership owns 46.2% of Altis Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$48,000	0.13%	$149,600	$5,250	24,933
Currencies:
– Exchange Traded Contracts	1,016,894	2.70%	1,213,455	804,509	1,026,500
Energy	910,174	2.42%	2,423,035	836,106	1,318,336
Grains	821,937	2.18%	1,214,951	735,426	955,356
Interest Rates U.S.	522,248	1.39%	998,865	341,146	672,008
Interest Rates Non -U.S.	520,879	1.38%	1,096,050	276,903	677,475
Livestock	180,765	0.48%	194,584	78,662	147,483
Metals
– Exchange Traded Contracts	721,335	1.92%	1,385,225	419,104	991,809
– OTC Traded Contracts	297,805	0.79%	742,648	228,030	399,482
Softs	796,492	2.12%	1,033,275	655,127	899,958
Indices	1,694,140	4.50%	2,460,147	604,036	1,592,661
Lumber	36,300	0.09%	46,200	12,375	31,075
Total	$7,566,969	20.10%

*	Average month-end Values at risk

As of June 30, 2006, Aspect Master's total capitalization was $208,860,658. The Partnership owns 7.1% of Aspect Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Traded Contracts	$2,181,492	1.04%	$4,162,101	$8,911	$2,793,428
Energy	4,293,659	2.06%	7,226,385	1,093,628	4,901,902
Grains	941,443	0.45%	1,026,498	403,194	812,331
Interest Rates U.S.	2,367,496	1.13%	4,755,983	2,367,496	3,172,681
Interest Rates Non-U.S.	9,706,670	4.65%	13,910,591	8,434,358	10,136,090
Livestock	58,095	0.03%	382,995	28,368	211,695
Metals
– Exchange Traded Contracts	483,063	0.23%	869,400	20,281	674,626
– OTC Traded Contracts	957,775	0.46%	1,347,950	618,854	874,995
Softs	1,399,233	0.67%	2,241,700	1,198,950	1,676,754
Indices	947,243	0.45%	6,541,661	281,677	2,853,175
Totals	$23,336,169	11.17%

*	Average month-end Values at risk

As of June 30, 2006, Campbell Master's total capitalization was $340,912,438. The Partnership owns 4.0% of Campbell Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Traded Contracts	$6,224,029	1.83%	$16,376,992	$5,102,819	$8,637,465
Energy	3,042,575	0.89%	3,933,850	1,491,285	2,679,025
Interest Rates U.S.	2,309,162	0.68%	6,692,051	2,309,162	4,649,329
Interest Rates Non-U.S.	4,463,586	1.31%	7,579,057	2,772,722	5,654,588
Metals
— Exchange Traded Contracts	174,150	0.05%	453,600	—	306,450
— OTC Traded Contracts	1,212,500	0.35%	1,612,500	439,700	707,233
Indices	2,233,564	0.66%	7,293,805	1,883,142	3,871,154
Total	$19,659,566	5.77%

*	Average month-end Values at risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part 1, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item I, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	1,194.6809	$1,658.52	N/A	N/A
May 1, 2006 – May 31, 2006	1,892.1213	$1,612.46	N/A	N/A
June 1, 2006 – June 30, 2006	349.1613	$1,578.02	N/A	N/A
	3,435.9635	$1,616.33	N/A	N/A

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006