Form 10-Q
period 2006-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2006-11-14
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II — Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$43,033,839	$47,537,531
Cash	27,606	24,949
	$43,061,445	$47,562,480

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$193,777	$218,136
Management fees	62,921	70,024
Incentive fees	478,786	451,973
Other	28,161	28,965
Redemptions payable	333,712	235,979
	1,097,357	1,005,077
Partners' Capital:
General Partner, 1,524.2191 and 619.7983 Unit equivalents outstanding in 2006 and 2005	2,316,325	917,723
Limited Partners, 26,089.5223 and 30,823.4179 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	39,647,763	45,639,680
	41,964,088	46,557,403
	$43,061,445	$47,562,480

See accompanying Notes to Financial Statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners' Capital
CMF Altis Partners Master Fund L.P.	$16,333,291	38.92%
CMF Aspect Master Fund L.P.	13,625,302	32.47
CMF Campbell Master Fund L.P.	13,075,246	31.16
Total fair value	$43,033,839	102.55%

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

See accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$—	$1,433,422	$—	$(246,788)
Change in unrealized gains (losses) on open positions and investment in Partnerships	(948,646)	2,320,454	4,543,094	5,787,432
	(948,646)	3,753,876	4,543,094	5,540,644
Interest income	—	74,884	—	227,623
	(948,646)	3,828,760	4,543,094	5,768,267
Expenses:
Brokerage commissions including clearing fees of $0, $5,914, $0 and $10,864, respectively	587,567	635,175	1,918,040	1,852,993
Management fees	190,560	197,692	617,256	570,126
Incentive fees	(95,666)	16,312	478,786	195,898
Other	21,204	15,729	57,574	52,932
	703,665	864,908	3,071,656	2,671,949
Net income (loss)	(1,652,311)	2,963,852	1,471,438	3,096,318
Additions—General Partner	—	—	1,500,000	—
Redemptions—Limited Partners	(1,144,937)	(1,113,521)	(7,564,753)	(3,400,802)
Net increase (decrease) in Partners' Capital	(2,797,248)	1,850,331	(4,593,315)	(304,484)
Partners' Capital, beginning of period	44,761,336	44,154,354	46,557,403	46,309,169
Partners' Capital, end of period	$41,964,088	$46,004,685	$41,964,088	$46,004,685
Net Asset Value per Redeemable Unit 27,613.7414 and 32,108.7244 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,519.68	$1,432.78	$1,519.68	$1,432.78
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(58.34)	$91.17	$39.00	$98.09

See accompanying Notes to Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,652,311)	$2,963,852	$1,471,438	$3,096,318
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investments in Partnerships	—	—	(1,500,000)	(33,550,215)
Proceeds from sale of investments in Partnerships	1,763,048	1,334,687	9,286,102	3,580,269
Net unrealized (appreciation) depreciation on investment in Partnerships	1,388,165	(364,237)	(3,282,410)	(3,108,021)
(Increase) decrease in restricted cash	—	(1,552,562)	—	3,879,686
(Increase) decrease in net unrealized appreciation on open futures positions	—	(1,537,757)	—	(823,382)
(Increase) decrease in unrealized appreciation on open forward contracts	—	(413,257)	—	1,855,860
(Increase) decrease in interest receivable	—	(6,795)	—	35,366
Increase (decease) in unrealized depreciation on open forward contracts	—	203,517	—	(1,975,810)
Accrued expenses:
Increase (decrease) in brokerage commissions	(14,132)	8,520	(24,359)	(8,431)
Increase (decrease) in management fees	(4,417)	3,227	(7,103)	(2,511)
Increase (decrease) in incentive fees	(95,666)	16,312	26,813	(161,723)
Increase (decrease) in other	(11,915)	(19,900)	(804)	(10,550)
Net cash provided by (used in) operating activities	1,372,772	635,607	5,969,677	(27,193,144)
Cash flows from financing activities:
Proceeds from additions—General Partner	—	—	1,500,000	—
Payments for redemptions—Limited Partners	(1,362,209)	(1,052,412)	(7,467,020)	(3,367,843)
Net cash provided by (used in) financing activities	(1,362,209)	(1,052,412)	(5,967,020)	(3,367,843)
Net change in cash	10,563	(416,805)	2,657	(30,560,987)
Unrestricted cash, at beginning of period	17,043	8,003,951	24,949	38,148,133
Unrestricted cash, at end of period	$27,606	$7,587,146	$27,606	$7,587,146
Non cash financing activities:
Contribution of open commodity futures and forward positions	$—	$—	$—	$(1,253,281)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(54.12)	$95.96	$76.18	$115.88
Interest income	—	2.30	—	6.77
Expenses**	(4.22)	(7.09)	(37.18)	(24.56)
Increase (decrease) for the period	(58.34)	91.17	39.00	98.09
Net Asset Value per Redeemable Unit, beginning of period	1,578.02	1,341.61	1,480.68	1,334.69
Net Asset Value per Redeemable Unit, end of period	$1,519.68	$1,432.78	$1,519.68	$1,432.78

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Ratios to average net assets:***
Net investment loss before incentive fees****	(7.4)%	(6.9)%		(7.4)%	(6.8)%
Operating expenses	7.4%	7.5%		7.4%	7.5%
Incentive fees	(0.2)	0.0		1.0	0.4
Total expenses	7.2%	7.5%		8.4%	7.9%
Total return:
Total return before incentive fees	(3.9)%	6.8%		3.8%	7.8%
Incentive fees	0.2	0.0	*****	(1.2)	(0.5)
Total return after incentive fees	(3.7)%	6.8%		2.6%	7.3%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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
September 30, 2006
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

4.    Investment in Partnerships:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of the Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect's Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis Partners (Jersey) Limited (successor to Altis Partners Limited) using Altis's Diversified Portfolio Program to invest together in one trading vehicle. The General Partner of the partnership is the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be a limited partner of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master's, Aspect Master's and Altis Master's, (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

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

As of September 30, 2006 the Partnership owns 4.1%, 6.9% and 40.9% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell's, Aspect's and Altis's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the total assets, liabilities and capitals for the Funds is shown in the following tables.

	September 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Altis Master	$40,764,711	$966,621	$39,798,090
Aspect Master	196,925,103	991,797	195,933,306
Campbell Master	331,655,712	13,975,205	317,680,507
Total	$569,345,526	$15,933,623	$553,411,903

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Altis Master	$21,526,809	$1,223,818	$20,302,991
Aspect Master	200,507,575	5,680,632	194,826,943
Campbell Master	347,366,314	20,975,541	326,390,773
Total	$569,400,698	$27,879,991	$541,520,707

Summarized information reflecting the Partnership's investment in, and the operations of the Funds is as shown in the following tables. The Partnership's share of the Funds' Net income (loss) is included in Change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership's Statement of Income and Expenses and Partners' Capital.

	September 30, 2006		For the three months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	38.92%	$16,333,291	$8,058	$17,768	$4,401	$(14,111)	Commodity Portfolio	Monthly
Aspect Master	32.47%	13,625,302	(670,122)	8,114	411	(678,647)	Commodity Portfolio	Monthly
Campbell Master	31.16%	13,075,246	(263,752)	4,654	253	(268,659)	Financials, Metals & Energy Portfolio	Monthly
Total		$43,033,839	$(925,816)	$30,536	$5,065	$(961,417)

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

	September 30, 2006		For the nine months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	38.92%	$16,333,291	$3,866,295	$71,785	$19,078	$3,775,432	Commodity Portfolio	Monthly
Aspect Master	32.47%	13,625,302	787,010	28,396	2,852	755,762	Commodity Portfolio	Monthly
Campbell Master	31.16%	13,075,246	24,555	11,626	805	12,124	Financials, Metals & Energy Portfolio	Monthly
Total		$43,033,839	$4,677,860	$111,807	$22,735	$4,543,318

	December 31, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	31.75%	$14,780,472	$—	$—	$—	$—	Commodity Portfolio	Monthly
Aspect Master	35.06%	16,321,019	576,930	9,636	1,063	566,231	Commodity Portfolio	Monthly
Campbell Master	35.30%	16,436,040	13,738	6,268	764	6,706	Financials, Metals & Energy Portfolio	Monthly
Total		$47,537,531	$590,668	$15,904	$1,827	$572,937

	December 31, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Altis Master	31.75%	$14,780,472	$—	$—	$—	$—	Commodity Portfolio	Monthly
Aspect Master	35.06%	16,321,019	1,988,474	25,803	2,558	1,960,113	Commodity Portfolio	Monthly
Campbell Master	35.30%	16,436,040	1,653,314	20,261	2,344	1,630,709	Financials, Metals & Energy Portfolio	Monthly
Total		$47,537,531	$3,641,788	$46,064	$4,902	$3,590,822

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
September 30, 2006
(Unaudited)

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

The majority of these instruments traded by the Funds mature within one year of September 30, 2006. However, due to the nature of the Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are investments in the Funds and cash. The Funds' only assets are their equity in its commodity futures trading accounts, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners, as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 9.9% from $46,557,403 to $41,964,088. This decrease was attributable to the redemptions of 4,733.8956 Redeemable Units of Limited Partnership Interest resulting in an outflow of $7,564,753, which was partially offset by a net gain from operations of $1,471,438 and the additional sales of 904.4208 General Partner Units totalling $1,500,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Foreign currency contracts are those contracts where the Partnership/Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital. Investment in Partnerships is recorded at fair value based upon the Partnership's proportionate interest held.

Results of Operations

During the Partnership's third quarter of 2006 the Net Asset Value per Redeemable Unit decreased 3.7% from $1,578.02 to $1,519.68 as compared to an increase of 6.8% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $948,646. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, U.S. and non-U.S. interest rates, metals and livestock and were partially offset by gains in currencies, grains, softs, lumber and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $3,753,876. Gains were primarily attributable to the trading of commodity futures in energy, grains, livestock, softs, metals and indices and were partially offset by losses in currencies, lumber and U.S. and non-U.S. interest rates.

The third quarter presented a challenging investment landscape for the Advisors. The Partnership was negatively impacted by a number of price trend reversals in both financial and commodity markets. Gains earned in currencies and equity indices were offset by losses in fixed income, metals, and energy.

In the currency sector, the Partnership posted modest gains as the dollar strengthened against the Japanese Yen on speculation that Japan's central bank would refrain from raising interest rates again this year. Trading in other major currencies was mixed for the quarter. Buoyant global equity markets were also beneficial for the fund as falling bond yields and energy prices supported global equity valuations. Advisors were also profitable in trading soft commodities, especially in sugar and cotton, as reports suggesting record production of new crops resulted in price declines.

Losses were taken in energy, fixed income and metals trading. In the energy markets, losses were accumulated due to unanticipated price declines across the petroleum complex. A series of unrelated events associated with favorable inventory data and moderated geopolitical concerns triggered a downward but non-orderly drop in crude prices. Losses were also realized in the fixed income markets for the quarter, primarily in July, as the Federal Reserve Chairman unexpectedly indicated that the campaign of raising interest rates was nearing its end. Gains from the industrial metals only partially offset losses in precious metals where prices reflected unfavorable trading ranges and sharp price reversals.

During the Partnership's nine months ended September 30, 2006 the Net Asset Value per Redeemable Unit increased 2.6% from $1,480.68 to $1,519.68 as compared to an increase of 7.3% during the nine months ended September 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $4,543,094. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, metals, lumber and indices and were partially offset by losses in currencies, energy, grains, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2005 of $5,540,644. Gains were primarily attributable to the trading of commodity futures in energy, livestock, non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, grains, softs and lumber.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds' brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds' assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2006 decreased by $47,608 and increased by $65,047, for the nine months ended September 30, 2006, as compared to the corresponding periods in 2005. The decrease in brokerage commissions for the three months ended September 30, 2006 was due to lower average net assets as compared to the corresponding period in 2005. The increase in brokerage commissions for the nine months ended September 30, 2006 was due to a higher average net assets as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 2006 decreased by $7,132 and increased by $47,130 for the nine months ended September 30, 2006, as compared to the corresponding periods in 2005. The decrease in management fees for the three months ended September 30, 2006 was due to lower average net assets as compared to the corresponding period in 2005. The increase in management fees for the nine months ended September 30, 2006 was due to a higher average net assets as compared to the corresponding period in 2005.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended September 30, 2006 resulted in the reversal of an incentive fee accrual of $95,666 and an incentive fee accrual of $478,786 for the nine months ended September 30, 2006. Trading performance for the three and nine months ended September 30, 2005 resulted in an incentive fee accrual of $16,312 and $195,898, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership's investments in other Partnerships by market category as of September 30, 2006 and the highest, lowest and average values at any point during the three months ended September 30, 2006. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, Altis Master's total capitalization was $39,798,090. The Partnership owns 40.9% of Altis Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$53,500	0.13%	$61,000	$4,000	$34,167
Currencies:
– Exchange Traded	606,083	1.52%	941,862	544,388	670,873
Energy	1,760,800	4.42%	1,760,800	236,400	1,047,346
Grains	348,202	0.88%	804,907	248,134	339,793
Interest Rates U.S.	68,009	0.17%	400,600	31,748	97,746
Interest Rates Non -U.S.	749,146	1.88%	827,131	399,697	583,824
Livestock	92,425	0.23%	174,650	66,300	103,492
Metals:
– Exchange Traded	294,000	0.74%	318,000	144,333	222,833
– OTC	735,569	1.85%	835,693	384,690	626,502
Softs	527,762	1.33%	756,510	346,202	504,879
Indices	1,601,425	4.02%	1,831,935	544,760	1,091,007
Lumber	29,700	0.08%	39,600	26,400	31,900
Totals	$6,866,621	17.25%

*	Average month-end Values at Risk

As of September 30, 2006, Aspect Master's total capitalization was $195,933,306. The Partnership owns 6.9% of Aspect Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$4,104,102	2.09%	$4,222,798	$2,216,294	$3,797,115
Energy	3,066,400	1.56%	4,310,900	740,100	2,533,500
Grains	476,910	0.24%	984,281	377,635	714,899
Interest Rates U.S.	132,381	0.07%	2,011,350	70,748	758,344
Interest Rates Non-U.S.	2,900,765	1.48%	10,270,797	2,878,685	5,365,014
Livestock	112,700	0.06%	272,150	52,373	151,700
Metals:
– Exchange Traded	687,000	0.35%	1,131,500	341,500	847,167
– OTC	1,980,610	1.01%	2,925,433	1,035,707	2,050,168
Softs	977,909	0.50%	1,733,252	824,088	1,118,053
Indices	6,867,871	3.51%	8,758,977	207,377	5,651,007
Totals	$21,306,648	10.87%

*	Average month-end Values at Risk

As of September 30, 2006, Campbell Master's total capitalization was $317,680,507. The Partnership owns 4.2% of Campbell Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$13,041,103	4.10%	$13,613,647	$5,183,428	$8,546,131
Energy	3,834,100	1.21%	6,296,700	2,756,800	4,744,467
Interest Rates U.S.	410,829	0.13%	1,620,310	199,533	629,917
Interest Rates Non -U.S.	1,842,983	0.58%	4,243,379	1,754,068	2,321,761
Metals:
– Exchange Traded	225,500	0.07%	225,500	129,000	183,383
– OTC	1,160,142	0.37%	1,212,500	805,520	986,106
Indices	9,569,298	3.01%	9,569,298	1,935,462	5,920,076
Totals	$30,083,955	9.47%

*	Average month-end Values at Risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part 1, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item I, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	281.4779	$1,518.10	N/A	N/A
August 1, 2006 – August 31, 2006	250.6961	$1,531.39	N/A	N/A
September 1, 2006 – September 30, 2006	219.5935	$1,519.68	N/A	N/A
	751.7675	$1,523.06	N/A	N/A

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006