Form 10-Q
period 2007-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2007-05-14
CIK 1068237

United States SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

Yes          No X

As of April 30, 2007, 23,954.8352 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II — Other Information		19

Part I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$41,517,048	$46,880,007
Cash	38,630	17,068
	$41,555,678	$46,897,075

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$187,001	$211,037
Management fees	60,242	68,491
Incentive fees	—	865,525
Other	39,194	24,942
Redemptions payable	1,426,332	480,913
	1,712,769	1,650,908
Partners’ Capital:
General Partner, 1,524.2191 Unit equivalents outstanding in 2007 and 2006	2,359,781	2,550,140
Limited Partners, 24,210.8635 and 25,519.4771 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	37,483,128	42,696,027
	39,842,909	45,246,167
	$41,555,678	$46,897,075

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2007
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$13,197,886	33.12%
CMF Aspect Master Fund L.P.	13,884,985	34.85
CMF Altis Partners Master Fund L.P.	14,434,177	36.23
Total fair value	$41,517,048	104.20%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2006
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$14,310,965	31.63%
CMF Aspect Master Fund L.P.	14,912,958	32.96
CMF Altis Partners Master Fund L.P.	17,656,084	39.02
Total fair value	$46,880,007	103.61%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Change in unrealized gains (losses) on open positions and investment in Partnerships	$(2,530,441)	$4,037,360
Expenses:
Brokerage commissions	593,430	652,772
Management fees	191,686	209,800
Incentive fees	—	410,808
Other	22,561	16,291
	807,677	1,289,671
Net income (loss)	(3,338,118)	2,747,689
Redemptions—Limited Partners	(2,065,140)	(836,460)
Net increase (decrease) in Partners’ Capital	(5,403,258)	1,911,229
Partners’ Capital, beginning of period	45,246,167	46,557,403
Partners’ Capital, end of period	$39,842,909	$48,468,632
Net Asset Value per Redeemable Unit 25,735.0826 and 30,897.0516 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$1,548.19	$1,568.71
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(124.89)	$88.03

See accompanying notes to financial statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,338,118)	$2,747,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investments in Partnerships	2,832,518	2,240,727
Net unrealized (appreciation) depreciation on investment in Partnerships	2,530,441	(4,037,360)
Accrued expenses:
Increase (decrease) in brokerage commissions	(24,036)	4,045
Increase (decrease) in management fees	(8,249)	1,404
Increase (decrease) in incentive fees	(865,525)	(41,165)
Increase (decrease) in other	14,252	16,292
Net cash provided by (used in) operating activities	1,141,283	931,632
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,119,721)	(917,156)
Net change in cash	21,562	14,476
Cash, at beginning of period	17,068	24,949
Cash, at end of period	$38,630	$39,425

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 Redeemable Units of Limited Partnership Interest and 337 Redeemable Unit equivalents representing the general partner’s contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until February 2, 1999, at which time they were turned over to the Partnership for trading. The public offering of Redeemable Units terminated on November 25, 2000.

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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Unrealized gains (losses)*	$(116.92)	$108.42
Expenses**	(7.97)	(20.39)
Increase (decrease) for the period	(124.89)	88.03
Net Asset Value per Redeemable Unit, beginning of period	1,673.08	1,480.68
Net Asset Value per Redeemable Unit, end of period	$1,548.19	$1,568.71

*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended March 31,
	2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees****	(7.1)%	(7.5)%
Operating expenses	7.1%	7.5%
Incentive fees	—%	0.9%
Total expenses	7.1%	8.4%
Total return:
Total return before incentive fees	(7.5)%	6.8%
Incentive fees	—%	(0.9)%
Total return after incentive fees	(7.5)%	5.9%

***	Annualized (other than incentive fees)
****	Total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership investments are in other Partnerships. The results of the Partnership’s trading activities (resulting from its investment in other Partnerships) are shown in the statements of income and expenses and partners’ capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The results of the Partnership’s trading activities are shown in the statement of income and expenses and partners capital.

4.    Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of the Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy ‘‘FME’’ Portfolio, Campbells’ proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis Partners (Jersey) Ltd. (‘‘Altis’’) for trading were invested in the CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, Altis’ proprietary trading program to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be a limited partner of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master’s, Aspect Master’s and Altis Master’s, (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of the month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At March 31, 2007, the Partnership owned 4.6%, 6.9% and 32.4% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2006, the Partnership owned 4.4%, 7.0% and 38.5% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Aspect and Altis intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds is shown in the following tables.

	March 31, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$298,564,675	$9,634,900	$288,929,775
Aspect Master	205,891,645	4,113,315	201,778,330
Altis Master	46,090,834	1,692,214	44,398,620
Total	$550,547,154	$15,440,429	$535,106,725

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Altis Master	46,569,333	842,141	45,727,192
Total	$599,475,324	$14,898,829	$584,576,495

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is as shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership’s Statement of Income and Expenses and Partners’ Capital.

	March 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	33.12%	$13,197,886	$(686,566)	$4,306	$427	$(691,299)	FME Portfolio	Monthly
Aspect Master	34.85%	13,884,985	(611,360)	7,757	586	(619,703)	Commodity Portfolio	Monthly
Altis Master	36.23%	14,434,177	(1,200,802)	15,803	2,834	(1,219,439)	Commodity Portfolio	Monthly
Total		$41,517,048	$(2,498,728)	$27,866	$3,847	$(2,530,441)

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

	December 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	31.63%	$14,310,965	$1,095,373	$4,380	$287	$1,090,706	FME Portfolio	Monthly
Aspect Master	32.96%	14,912,958	1,138,901	8,899	1,397	1,128,605	Commodity Portfolio	Monthly
Altis Master	39.02%	17,656,084	1,857,909	30,850	9,010	1,818,049	Commodity Portfolio	Monthly
Total		$46,880,007	$4,092,183	$44,129	$10,694	$4,037,360

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The credit risk and concentration risk because the sole counterparty or broker with respect to the assets is CGM.

The General Partner monitors and controls the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds’ are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments traded by the Funds’ mature within one year of March 31, 2007. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are investments in the Funds and cash. The Funds’ only assets are their equity in its commodity futures trading accounts, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 11.9% from $45,246,167 to $39,842,909. This decrease was attributable to the redemptions of 1,308.6136 Redeemable Units of Limited Partnership Interest resulting in an outflow of $2,065,140, coupled with a net loss from operations of $3,338,118. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The fair value of the Partnership’s investment in the Funds’ reflects the Partnership’s proportional interest in the Funds.

All commodity interests of the Partnership are held by the Funds’, (including derivative financial instruments and derivative commodity instruments) and are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests of the Funds.

Foreign currency contracts are those contracts where the Partnership/Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007 the Net Asset Value per Redeemable Unit decreased 7.5% from $1,673.08 to $1,548.19 as compared to an increase of 5.9% in the first quarter of 2006. The Partnership experienced an unrealized loss through its investment in the Funds’ before brokerage commissions and related fees in the first quarter of 2007 of $2,530,441. Losses were primarily attributable to the trading by the Funds’ of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by gains in grains, softs, lumber and metals. The Partnership experienced an unrealized gain through its investment in the Funds’ before brokerage commissions and related fees in the first quarter of 2006 of $4,037,360. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, softs, metals and indices and were partially offset by losses in currencies, energy, grains and lumbers.

The slowing of the U.S. economy continued to weight on the markets as equity prices showed little change amid a significant increase in volatility. In late February, the unanticipated decline of the Shanghai Composite Index triggered a global equity correction as volatility in the financial markets spiked and U.S. recession concerns emerged. The Partnership was negatively impacted by a number of price trend reversals in both financial and commodity markets as correlation between traditionally unrelated markets linked. Losses realized in trading energy, currency, and equity indices were partially offset by gains in trading agricultural commodities and metals.

The first quarter of 2007 presented a difficult investment landscape for the Advisors. In the energy markets, losses were accumulated due to unanticipated price movement across the petroleum complex as strong fundamental supply storage data were overshadowed by geopolitical concerns and unpredictable weather conditions. Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. A spike in global equity volatility proved a difficult environment for trading as losses were accumulated in equity indices.

Partially offsetting losses were gains in trading agricultural commodities and metals. Cocoa prices rallied as the International Cocoa Organization forecasted a twenty percent decrease in crops from the Ivory Coast, the world’s biggest producer, resulting in trading gains. Profitable trading in the soybean complex as prices rallied as increased global demand on alternative fuel. In metals, gains were earned in nickel as prices rallied on unexpected drop in inventories tracked by the London Metal Exchange.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly,

they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $59,342 as compared to the corresponding period in 2006. The decrease in brokerage commissions for the three months ended March 31, 2007 was due to lower average net assets as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2007 decreased by $18,114, as compared to the corresponding period in 2006. The decrease in management fees for the three months ended March 31, 2007 was due to lower average net assets as compared to the corresponding period in 2006.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There was no incentive fee earned for the three months ended March 31, 2007. Trading performance for the three months ended March 31, 2006 resulted in an incentive fee accrual of $410,808.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently in their earnings and cash flow. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the market in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experiences to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risks.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds’ by market category as of March 31, 2007 and the highest, lowest and average values at any point during the three months ended March 31, 2007. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, Campbell Master’s total capitalization was $288,929,775. The Partnership owned 4.6% of Campbell Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$7,681,204	2.66%	$14,912,339	$5,295,129	$9,131,980
Energy	407,400	0.14%	2,742,200	191,400	586,083
Indices	4,625,546	1.60%	14,331,076	2,673,662	8,066,750
Interest Rates U.S.	1,046,300	0.36%	2,786,050	46,331	1,993,300
Interest Rates Non-U.S.	2,254,849	0.78%	10,634,092	1,035,449	7,655,923
Metals:
– Exchange Traded Contracts	122,000	0.04%	385,620	8,567	281,930
– OTC Contracts	826,866	0.29%	1,558,075	283,560	1,060,923
Total	$16,964,165	5.87%

*	Average month-end Values at Risk

As of March 31, 2007, Aspect Master’s total capitalization was $201,778,330. The Partnership owned 6.9% of Aspect Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$3,210,275	1.59%	$4,683,641	$2,683,311	$3,658,745
Energy	1,654,625	0.82%	4,533,850	1,654,625	2,922,650
Grains	712,499	0.35%	1,199,855	676,771	944,328
Interest Rates U.S.	298,950	0.15%	1,669,650	120,090	999,517
Interest Rates Non-U.S.	4,651,694	2.31%	8,736,905	2,506,786	6,201,896
Livestock	71,220	0.04%	75,195	28,630	60,689
Metals:
– Exchange Traded Contracts	606,500	0.30%	606,500	113,000	409,417
– OTC Contracts	1,803,785	0.89%	1,897,513	180,696	1,177,920
Softs	1,119,109	0.55%	1,119,109	741,236	945,081
Indices	4,444,511	2.20%	9,388,021	2,400,068	6,872,960
Total	$18,573,168	9.20%

*	Average month-end Values at Risk

As of March 31, 2007, Altis Master’s total capitalization was $44,398,620. The Partnership owned 32.4% of Altis Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$32,000	0.07%	$48,000	$3,000	$20,667
Currencies:
– Exchange Traded Contracts	607,611	1.37%	782,091	319,401	670,401
Energy	980,650	2.21%	2,490,650	125,325	1,055,200
Grains	340,163	0.77%	548,686	251,331	404,395
Interest Rates U.S.	185,610	0.42%	450,900	82,382	300,467
Interest Rates Non-U.S.	549,599	1.24%	1,230,796	404,508	870,132
Livestock	114,750	0.26%	196,800	48,197	91,916
Metals:
– Exchange Traded Contracts	165,500	0.37%	467,250	85,500	302,417
– OTC Contracts	1,096,176	2.47%	1,639,109	443,346	1,242,316
Softs	606,130	1.36%	612,740	392,373	559,910
Indices	1,026,978	2.31%	3,090,908	727,607	1,763,065
Lumber	42,900	0.10%	42,900	20,900	33,733
Total	$5,748,067	12.95%

*	Average month-end Values at Risk

Item 4.    Controls and Procedures.

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	142.1363	$1,707.31	N/A	N/A
February 1, 2007 – February 28, 2007	245.1874	$1,615.65	N/A	N/A
March 1, 2007 – March 31, 2007	921.2899	$1,548.19	N/A	N/A
	1,308.6136	$1,623.72

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007