Form 10-Q
period 2007-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2007-08-14
CIK 1068237

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 000-30455

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)
New York	13-4015586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Avenue – 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)
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

Yes          No X

As of July 31, 2007, 23,464.6698 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

Part I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$46,938,965	$46,880,007
Cash	35,409	17,068
	$46,974,374	$46,897,075

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$211,385	$211,037
Management fees	68,166	68,491
Incentive fees	447,440	865,525
Other	36,651	24,942
Redemptions payable	497,896	480,913
	1,261,538	1,650,908
Partners’ Capital:
General Partner, 1,802.4014 and 1,524.2191 Unit equivalents outstanding in 2007 and 2006, respectively	3,252,722	2,550,140
Limited Partners, 23,527.9880 and 25,519.4771 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	42,460,114	42,696,027
	45,712,836	45,246,167
	$46,974,374	$46,897,075

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2007
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$13,798,190	30.18%
CMF Aspect Master Fund L.P.	15,606,892	34.14
CMF Altis Partners Master Fund L.P.	17,533,883	38.36
Total fair value	$46,938,965	102.68%

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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains on trading of commodity interests:
Change in unrealized gains on investment in Partnerships	$7,873,998	$1,454,380	$5,343,559	$5,491,740
Expenses:
Brokerage commissions	601,044	677,701	1,194,476	1,330,473
Management fees	193,597	216,896	385,283	426,696
Incentive fees	447,440	163,644	447,440	574,452
Other	23,103	20,079	45,664	36,370
	1,265,184	1,078,320	2,072,863	2,367,991
Net income	6,608,814	376,060	3,270,696	3,123,749
Additions—General Partner	430,679	1,500,000	430,679	1,500,000
Redemptions—Limited Partners	(1,169,566)	(5,583,356)	(3,234,706)	(6,419,816)
Net increase (decrease) in Partners’ Capital	5,869,927	(3,707,296)	466,669	(1,796,067)
Partners’ Capital, beginning of period	39,842,909	48,468,632	45,246,167	46,557,403
Partners’ Capital, end of period	$45,712,836	$44,761,336	$45,712,836	$44,761,336
Net Asset Value per Redeemable Unit 25,330.3894 and 28,365.5089 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,804.66	$1,578.02	$1,804.66	$1,578.02
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$256.47	$9.31	$131.58	$97.34

See accompanying notes to financial statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$6,608,814	$376,060	$3,270,696	$3,123,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(430,679)	(1,500,000)	(430,679)	(1,500,000)
Proceeds from sale of investment in Partnerships	2,882,760	6,103,492	5,715,280	8,344,219
Net unrealized (appreciation) depreciation on investment in Partnerships	(7,873,998)	(1,454,380)	(5,343,559)	(5,491,740)
Accrued expenses:
Increase (decrease) in brokerage commissions	24,384	(14,272)	348	(10,227)
Increase (decrease) in management fees	7,924	(4,090)	(325)	(2,686)
Increase (decrease) in incentive fees	447,440	163,644	(418,085)	122,479
Increase (decrease) in other	(2,543)	(5,181)	11,709	11,111
Net cash provided by (used in) operating activities	1,664,102	3,665,273	2,805,385	4,596,905
Cash flows from financing activities:
Proceeds from additions—General Partner	430,679	1,500,000	430,679	1,500,000
Payments for redemptions—Limited Partners	(2,098,002)	(5,187,655)	(3,217,723)	(6,104,811)
Net cash provided by (used in) financing activities	(1,667,323)	(3,687,655)	(2,787,044)	(4,604,811)
Net change in cash	(3,221)	(22,382)	18,341	(7,906)
Cash, at beginning of period	38,630	39,425	17,068	24,949
Cash, at end of period	$35,409	$17,043	$35,409	$17,043

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains *	$282.34	$21.88	$165.42	$130.30
Expenses **	(25.87)	(12.57)	(33.84)	(32.96)
Increase for the year	256.47	9.31	131.58	97.34
Net asset Value per Redeemable Unit, beginning of period	1,548.19	1,568.71	1,673.08	1,480.68
Net asset value per Redeemable Unit, end of period ***	$1,804.66	$1,578.02	$1,804.66	$1,578.02
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(7.7)%	(7.6)%	(7.5)%	(7.4)%
Operating expense	7.7%	7.6%	7.5%	7.4%
Incentive fees	1.0%	0.3%	1.0%	1.0%
Total expenses	8.7%	7.9%	8.5%	8.4%
Total return:
Total return before incentive fees	17.7%	1.0%	8.9%	7.9%
Incentive fees	(1.1)%	(0.4)%	(1.0)%	(1.3)%
Total return after incentive fees	16.6%	0.6%	7.9%	6.6%
***	Annualized (other than incentive fees)
****	Total expenses (exclusive of incentive fees)

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
June 30, 2007
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The results of the Partnership’s trading activities are shown in the statement of income and expenses and partners capital.

4.    Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of the Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy ‘‘FME’’ Portfolio, Campbells’ proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of the Aspect Master with cash of $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis Partners (Jersey) Ltd. (‘‘Altis’’) for trading were invested in CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, Altis’ proprietary trading program to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be a limited partner of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

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
June 30, 2007
(Unaudited)

Interest as of the last day of the month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At June 30, 2007, the Partnership owned 4.4%, 6.8% and 26.6% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2006, the Partnership owned 4.4%, 7.0% and 38.5% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Aspect and Altis intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds is shown in the following tables.

	June 30, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$319,173,792	$9,367,825	$309,805,967
Aspect Master	233,940,188	4,408,894	229,531,294
Altis Master	67,190,881	1,549,094	65,641,787
Total	$620,304,861	$15,325,813	$604,979,048

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Altis Master	46,569,333	842,141	45,727,192
Total	$599,475,324	$14,898,829	$584,576,495

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is as shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership’s Statement of Income and Expenses and Partners’ Capital.

	June 30, 2007		For the three months ended June 30, 2007
				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	30.18%	$13,798,190	$1,846,360	$3,101	$522	$1,842,737	FME Portfolio	Monthly
Aspect Master	34.14%	15,606,892	2,304,101	7,696	493	2,295,912	Commodity Portfolio	Monthly
Altis Master	38.36%	17,533,883	3,747,259	9,418	2,492	3,735,349	Commodity Portfolio	Monthly
Total		$46,938,965	$7,897,720	$20,215	$3,507	$7,873,998

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

	June 30, 2007		For the six months ended June 30, 2007
				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	30.18%	$13,798,190	$1,159,793	$7,407	$949	$1,151,437	FME Portfolio	Monthly
Aspect Master	34.14%	15,606,892	1,692,742	15,452	1,079	1,676,211	Commodity Portfolio	Monthly
Altis Master	38.36%	17,533,883	2,546,457	25,221	5,325	2,515,911	Commodity Portfolio	Monthly
Total		$46,938,965	$5,398,992	$48,080	$7,353	$5,343,559

	December 31. 2006		For the three months ended June 30, 2006
				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	31.63%	$14,310,965	$(807,066)	$2,592	$265	$(809,923)	FME Portfolio	Monthly
Aspect Master	32.96%	14,912,958	305,231	11,383	1,044	292,804	Commodity Portfolio	Monthly
Altis Master	39.02%	17,656,084	2,000,332	23,166	5,667	1,971,499	Commodity Portfolio	Monthly
Total		$46,880,007	$1,498,497	$37,141	$6,976	$1,454,380

	December 31, 2006		For the six months ended June 30, 2006
				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	31.63%	$14,310,965	$288,307	$6,972	$552	$280,783	FME Portfolio	Monthly
Aspect Master	32.96%	14,912,958	1,444,136	20,282	2,441	1,421,413	Commodity Portfolio	Monthly
Altis Master	39.02%	17,656,084	3,858,237	54,016	14,677	3,789,544	Commodity Portfolio	Monthly
Total		$46,880,007	$5,590,680	$81,270	$17,670	$5,491,740

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
June 30, 2007
(Unaudited)

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

The majority of these instruments traded by the Funds’ mature within one year of June 30, 2007. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are investments in the Funds and cash. The Funds’ only assets are their equity in its commodity futures trading accounts, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital increased 1.0% from $45,246,167 to $45,712,836. This increase was attributable to a net income from operations of $3,270,696 coupled with the addition of 278.1823 General Partner equivalent units totaling $430,679 which was partially offset by the redemptions of 1,991.4891 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,234,706. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value per Redeemable Unit increased 16.6% from $1,548.19 to $1,804.66, as compared to an increase of 0.6% in the second quarter of 2006. The Partnership experienced an unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees in the second quarter of 2007 of $7,873,998. Gains were primarily attributable to the trading by the Funds’ of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in grains, lumber and livestock. The Partnership experienced an unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees in the second quarter of 2006 of $1,454,380. Gains were primarily attributable to the trading by the Funds’ of commodity futures in energy, U.S and non-U.S. interest rates, metals and lumber and were partially offset by losses in currencies, grains, livestock, softs and indices.

Favorable trading conditions during the second quarter, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income markets, equity indices and currency were more than sufficient to offset small losses accumulated in trading grains and livestock.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Gains were realized from trading in fixed income markets domestically and globally on stronger than expected economic data and increased inflationary pressures. Equity indices added to gains for the quarter as the global equity rally continued unabated. Profits were also earned in trading currency as trends in Japanese yen, the New Zealand dollar and the Pound Sterling persisted.

Slightly offsetting gains were losses in grains and livestock. Losses were also accumulated from trading wheat as prices fell as a spring freeze lowered supply expectations early in the quarter. Corn prices also remained directionless. In livestock, prices of hog futures declined to the lowest levels in more than three months due to a drop in corn prices, reducing the likelihood that farmers will thin herds to reduce feed costs. Cattle futures prices were also dominated by sharp reversals, resulting in losses for the sector.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 7.9% from $1,673.08 to $1,804.66, as compared to an increase of 6.6% during the six months ended June 30, 2006. The Partnership experienced an unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees during the six months ended June 30, 2007 of $5,343,559. Gains were primarily attributable to the trading by the Funds’ of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs, lumber and indices and were partially offset by losses in energy and livestock. The Partnership experienced an unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees during the six months ended

June 30, 2006 of $5,491,740. Gains were primarily attributable to the trading by the Funds’ of commodity futures in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock, softs and lumber.

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

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased by $76,657 and $135,997, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions for the three and six months ended June 30, 2007 was due to lower average net assets as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $23,299 and $41,413, respectively, as compared to the corresponding periods in 2006. The decrease in management fees for the three and six months ended June 30, 2007 was due to lower average net assets as compared to the corresponding periods in 2006.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 2007 resulted in an incentive fee accrual of $447,440. Trading performance for the three and six months ended June 30, 2006 resulted in an incentive fee acrrual of $163,644 and $574,452, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds’ by market category as of June 30, 2007 and the highest, lowest and average values at any point during the three months ended June 30, 2007. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, Campbell Master’s total capitalization was $309,805,967. The Partnership owned 4.4% of Campbell Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$8,078,023	2.61%	$11,367,341	$6,780,223	$8,267,143
Energy	969,350	0.31%	969,350	357,600	735,117
Interest Rates U.S.	4,120,200	1.33%	4,293,650	53,207	2,943,000
Interest Rates Non-U.S.	7,860,338	2.54%	10,281,295	3,366,038	8,412,667
Metals:
– Exchange Traded Contracts	296,000	0.10%	390,000	124,000	299,333
– OTC Contracts	1,143,021	0.37%	2,315,924	854,405	1,303,427
Indices	5,742,025	1.85%	10,594,273	5,347,848	8,194,370
Total	$28,208,957	9.11%

*	Average month-end Values at Risk

As of June 30, 2007, Aspect Master’s total capitalization was $229,531,294. The Partnership owned 6.8% of Aspect Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$6,515,051	2.84%	$6,845,415	$1,442,322	$4,009,357
Energy	1,030,450	0.45%	1,462,150	227,012	600,308
Grains	425,485	0.19%	621,635	178,578	375,019
Interest Rates U.S.	1,631,300	0.71%	1,793,250	353,750	1,342,633
Interest Rates Non-U.S.	6,565,535	2.86%	7,251,434	3,124,428	6,120,581
Livestock	40,750	0.02%	84,405	12,550	44,370
Metals:
– Exchange Traded Contracts	352,250	0.15%	1,020,250	352,250	684,500
– OTC Contracts	1,145,094	0.50%	3,084,837	1,145,094	2,142,578
Softs	1,009,708	0.44%	1,265,792	950,198	1,066,595
Indices	5,892,497	2.56%	7,736,923	3,145,113	6,238,276
Total	$24,608,120	10.72%

*	Average month-end Values at Risk

As of June 30, 2007, Altis Master’s total capitalization was $65,641,787. The Partnership owned 26.6% of Altis Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$761,425	1.16%	$1,216,483	$637,693	$814,561
Energy	2,433,233	3.71%	2,545,683	916,628	1,856,766
Grains	698,428	1.06%	689,246	209,371	450,356
Interest Rates U.S.	594,550	0.91%	626,028	122,275	478,780
Interest Rates Non-U.S.	1,058,209	1.61%	1,133,841	640,048	1,060,953
Livestock	55,810	0.09%	155,950	55,810	95,170
Metals:
– Exchange Traded Contracts	334,380	0.51%	420,250	145,860	337,147
– OTC Contracts	1,731,510	2.64%	1,749,757	785,461	1,478,475
Softs	557,935	0.84%	653,532	512,328	572,048
Indices	2,476,456	3.77%	2,996,649	1,224,245	2,290,544
Lumber	7,150	0.01%	53,300	7,150	28,783
Total	$10,709,086	16.31%

*	Average month-end Values at Risk

Item 4.    Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	256.0283	$1,618.61	N/A	N/A
May 1, 2007 – May 31, 2007	150.9523	$1,704.25	N/A	N/A
June 1, 2007 – June 30, 2007	275.8949	$1,804.66	N/A	N/A
	682.8755	$1,709.17
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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007