Form 10-Q
period 2007-09-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2007-11-14
CIK 1068237

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 21,956.6330 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

Part I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$39,908,790	$46,880,007
Cash	29,166	17,068
	$39,937,956	$46,897,075

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$179,721	$211,037
Management fees	57,792	68,491
Incentive fees	94,459	865,525
Other	33,280	24,942
Redemptions payable	250,694	480,913
	615,946	1,650,908
Partners’ Capital:
General Partner, 1,802.4014 and 1,524.2191 Unit equivalents outstanding in 2007 and 2006, respectively	2,963,454	2,550,140
Limited Partners, 22,113.5519 and 25,519.4771 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	36,358,556	42,696,027
	39,322,010	45,246,167
	$39,937,956	$46,897,075

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
September 30, 2007
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$10,958,839	27.87%
CMF Aspect Master Fund L.P.	13,525,755	34.40
CMF Altis Partners Master Fund L.P.	15,424,196	39.22
Total fair value	$39,908,790	101.49%

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

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Change in net unrealized gains (losses) on investment in Partnerships	$(3,746,118)	$(948,646)	$1,597,441	$4,543,094
Expenses:
Brokerage commissions	551,325	587,567	1,745,800	1,918,040
Management fees	177,211	190,560	562,494	617,256
Incentive fees	(352,981)	(95,666)	94,459	478,786
Other	40,239	21,204	85,904	57,574
	415,794	703,665	2,488,657	3,071,656
Net income (loss)	(4,161,912)	(1,652,311)	(891,216)	1,471,438
Additions—General Partner	—	—	430,679	1,500,000
Redemptions—Limited Partners	(2,228,914)	(1,144,937)	(5,463,620)	(7,564,753)
Net decrease in Partners’ Capital	(6,390,826)	(2,797,248)	(5,924,157)	(4,593,315)
Partners’ Capital, beginning of period	45,712,836	44,761,336	45,246,167	46,557,403
Partners’ Capital, end of period	$39,322,010	$41,964,088	$39,322,010	$41,964,088
Net Asset Value per Redeemable Unit 23,915.9533 and 27,613.7414 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,644.17	$1,519.68	$1,644.17	$1,519.68
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(160.49)	$(58.34)	$(28.91)	$39.00

See accompanying notes to financial statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,161,912)	$(1,652,311)	$(891,216)	$1,471,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	—	(430,679)	(1,500,000)
Proceeds from sale of investment in Partnerships	3,284,057	2,202,567	8,999,337	10,546,786
Net unrealized (appreciation) depreciation on investment in Partnerships	3,746,118	948,646	(1,597,441)	(4,543,094)
Accrued expenses:
Increase (decrease) in brokerage commissions	(31,664)	(14,132)	(31,316)	(24,359)
Increase (decrease) in management fees	(10,374)	(4,417)	(10,699)	(7,103)
Increase (decrease) in incentive fees	(352,981)	(95,666)	(771,066)	26,813
Increase (decrease) in other	(3,371)	(11,915)	8,338	(804)
Net cash provided by operating activities	2,469,873	1,372,772	5,275,258	5,969,677
Cash flows from financing activities:
Proceeds from additions—General Partner	—	—	430,679	1,500,000
Payments for redemptions—Limited Partners	(2,476,116)	(1,362,209)	(5,693,839)	(7,467,020)
Net cash used in financing activities	(2,476,116)	(1,362,209)	(5,263,160)	(5,967,020)
Net change in cash	(6,243)	10,563	12,098	2,657
Cash, at beginning of period	35,409	17,043	17,068	24,949
Cash, at end of period	$29,166	$27,606	$29,166	$27,606

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations, changes in Partners’ capital and its cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$(165.49)	$(54.12)	$(0.07)	$76.18
Expenses **	5.00	(4.22)	(28.84)	(37.18)
Increase (decrease) for the period	(160.49)	(58.34)	(28.91)	39.00
Net Asset Value per Redeemable Unit, beginning of period	1,804.66	1,578.02	1,673.08	1,480.68
Net Asset Value per Redeemable Unit, end of period	$1,644.17	$1,519.68	$1,644.17	$1,519.68
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(7.4)%	(7.4)%	(7.5)%	(7.4)%
Operating expense	7.4%	7.4%	7.5%	7.4%
Incentive fees	(1.0)%	(0.2)%	0.2%	1.0%
Total expenses	6.4%	7.2%	7.7%	8.4%
Total return:
Total return before incentive fees	(9.7)%	(3.9)%	(1.5)%	3.8%
Incentive fees	0.8%	0.2%	(0.2)%	(1.2)%
Total return after incentive fees	(8.9)%	(3.7)%	(1.7)%	2.6%
***	Annualized (other than incentive fees)
****	Total expenses (exclusive of incentive fees)

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
September 30, 2007
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The results of the Partnership’s trading activities are shown in the statement of income and expenses and partners’ capital.

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
September 30, 2007
(Unaudited)

Interest as of the last day of the month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At September 30, 2007, the Partnership owned 4.4%, 6.4% and 23.6% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2006, the Partnership owned 4.4%, 7.0% and 38.5% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Aspect and Altis intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds is shown in the following tables.

	September 30, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$267,726,108	$20,662,809	$247,063,299
Aspect Master	220,281,649	9,700,129	210,581,520
Altis Master	66,822,826	1,710,299	65,112,527
Total	$554,830,583	$32,073,237	$522,757,346

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Altis Master	46,569,333	842,141	45,727,192
Total	$599,475,324	$14,898,829	$584,576,495

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is as shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership’s Statement of Income and Expenses and Partners’ Capital.

	September 30, 2007		For the three months ended September 30, 2007
				Expenses
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	27.87%	$10,958,839	$(1,922,898)	$2,579	$530	$(1,926,007)	FME Portfolio	Monthly
Aspect Master	34.40%	13,525,755	(1,014,816)	7,604	452	(1,022,872)	Commodity Portfolio	Monthly
Altis Master	39.22%	15,424,196	(781,491)	13,423	2,325	(797,239)	Commodity Portfolio	Monthly
Total		$39,908,790	$(3,719,205)	$23,606	$3,307	$(3,746,118)

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

	September 30, 2007		For the nine months ended September 30, 2007
				Expenses
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	27.87%	$10,958,839	$(763,105)	$9,986	$1,479	$(774,570)	FME Portfolio	Monthly
Aspect Master	34.40%	13,525,755	677,926	23,056	1,531	653,339	Commodity Portfolio	Monthly
Altis Master	39.22%	15,424,196	1,764,966	38,644	7,650	1,718,672	Commodity Portfolio	Monthly
Total		$39,908,790	$1,679,787	$71,686	$10,660	$1,597,441

	December 31. 2006		For the three months ended September 30, 2006
				Expenses
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	31.63%	$14,310,965	$(263,752)	$4,654	$253	$(268,659)	FME Portfolio	Monthly
Aspect Master	32.96%	14,912,958	(657,351)	8,114	411	(665,876)	Commodity Portfolio	Monthly
Altis Master	39.02%	17,656,084	8,058	17,768	4,401	(14,111)	Commodity Portfolio	Monthly
Total		$46,880,007	$(913,045)	$30,536	$5,065	$(948,646)

	December 31, 2006		For the nine months ended September 30, 2006
				Expenses
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	31.63%	$14,310,965	$24,555	$11,626	$805	$12,124	FME Portfolio	Monthly
Aspect Master	32.96%	14,912,958	787,010	28,396	3,076	755,538	Commodity Portfolio	Monthly
Altis Master	39.02%	17,656,084	3,866,295	71,785	19,078	3,775,432	Commodity Portfolio	Monthly
Total		$46,880,007	$4,677,860	$111,807	$22,959	$4,543,094

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
September 30, 2007
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

The majority of these instruments traded by the Funds’ mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are investments in the Funds and cash. The Funds’ only assets are their equity in its commodity futures trading accounts, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by its investment in the Funds, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 13.1% from $45,246,167 to $39,322,010. This decrease was attributable to a net loss from operations of $891,216 coupled with the redemptions of 3,405.9252 Redeemable Units of Limited Partnership Interest resulting in an outflow of $5,463,620 which was partially offset by the addition of 278.1823 General Partner Unit equivalent totaling $430,679. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests of the Partnership are held by the Funds’, (including derivative financial instruments and derivative commodity instruments) and are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests of the Funds. Realized gains (losses) on withdrawals from other Partnerships are recognized on a cost recovery basis.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit decreased 8.9% from $1,804.66 to $1,644.17 as compared to a decrease of 3.7% in the third quarter of 2006. The Partnership experienced a net unrealized loss, through its investments in the Funds’ before brokerage commissions and related fees in the third quarter of 2007 of $3,746,118. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in grains, and lumber. The Partnership experienced a net unrealized loss, through its investments in the Funds’ before brokerage commissions and related fees in the third quarter of 2006 of $948,646. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, U.S. and non-U.S. interest rates, metals and livestock and were partially offset by gains in currencies, grains, softs, indices and lumber.

The third quarter of 2007, proved to be eventful as widespread economic concerns regarding sub-prime mortgage lending resonated throughout the capital and commodity markets. Profits earned in agricultural markets failed to outpace losses in fixed income, equity index and currency sector trading.

The disturbance in the credit markets that emerged in July materially impacted other financial sectors. This revaluation of risk resulted in a flight-to-quality driven rally in prices of sovereign debt instruments against the short positions held by the Partnership at the time, causing losses. Most equity indices, which had reached multi-year highs during mid-July, experienced sharp reversals as investor sentiment waned. Resulting losses were partially recovered in late September as share prices rallied on the rate cut by the Federal Reserve directed at dampening the impact on the economy and restoring liquidity and confidence. The U.S. dollar became less attractive in the midst of these events, and its resultant weakening, primarily versus low-yielding currencies such as the Japanese Yen and Swiss Franc, amplified the quarterly loss.

Profits generated in the commodity markets tempered the result for the quarter. In agricultural market trading, gains were earned in wheat and the soybean complex as prices rallied significantly on reductions in supply expectations.

During the Partnership’s nine months ended September 30, 2007 the Net Asset Value per Redeemable Unit decreased 1.7% from $1,673.08 to $1,644.17 as compared to an increase of 2.6% for the nine months ended September 30, 2006. The Partnership experienced a net unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees for the nine months ended

September 30, 2007, of $1,597,441. Gains were primarily attributable to the trading by the Funds of commodity futures in grains, non U.S. interest rates, metals, lumber and indices and were partially offset by losses in currencies, energy, U.S. interest rates, livestock and softs. The Partnership experienced a net unrealized gain, through its investments in the Funds’ before commissions and related fees for the nine months ended September 30, 2006 of $4,543,094. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and, non-U.S. interest rates, metals, lumber and indices and were partially offset by losses in currencies, energy, grains, livestock and softs.

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

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 decreased by $36,242 and $172,240, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions for the three and nine months ended September 30, 2007 was due to lower average net assets as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $13,349 and $54,762, respectively, as compared to the corresponding periods in 2006. The decrease in management fees for the three and nine months ended September 30, 2007 was due to lower average net assets as compared to the corresponding periods in 2006.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2007 resulted in an incentive fee accrual reversal of $352,981 and an accrual of $94,459, respectively. Trading performance for the three and nine months ended September 30, 2006 resulted in an incentive fee accrual reversal of $95,666 and an accrual of $478,786 respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds’ by market category as of September 30, 2007 and the highest, lowest and average values at any point during the three months ended September 30, 2007. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, Campbell Master’s total capitalization was $247,063,299. The Partnership owned 4.4% of Campbell Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,977,018	1.21%	$8,378,918	$1,553,365	$3,319,376
Energy	201,562	0.08%	1,324,000	201,562	343,021
Interest Rates U.S.	494,470	0.20%	3,568,400	18,410	643,803
Interest Rates Non-U.S.	1,217,172	0.49%	7,069,845	1,082,448	1,811,710
Metals:
– Exchange Traded Contracts	70,000	0.03%	282,000	2,000	50,000
– OTC Contracts	725,862	0.29%	1,408,820	309,870	574,809
Indices	3,354,297	1.36%	12,222,425	1,694,853	3,673,196
Total	$9,040,381	3.66%

*	Average month-end Values at Risk

As of September 30, 2007, Aspect Master’s total capitalization was $210,581,520. The Partnership owned 6.4% of Aspect Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$6,319,722	3.00%	$7,807,513	$2,985,338	$5,022,316
Energy	4,651,900	2.21%	5,901,500	1,117,080	2,655,183
Grains	1,399,814	0.66%	1,637,713	454,579	871,356
Interest Rates U.S.	1,018,850	0.48%	1,635,650	33,416	624,789
Interest Rates Non-U.S.	2,717,128	1.29%	6,679,192	845,315	2,216,829
Livestock	61,850	0.03%	126,270	26,267	61,720
Metals:
– Exchange Traded Contracts	927,750	0.44%	1,085,833	28,500	538,167
– OTC Contracts	2,394,774	1.14%	3,063,488	300,901	1,439,265
Softs	1,327,634	0.63%	1,908,189	612,225	966,721
Indices	3,252,767	1.55%	6,398,006	336,713	2,193,541
Total	$24,072,189	11.43%

*	Average month-end Values at Risk

As of September 30, 2007, Altis Master’s total capitalization was $65,112,527. The Partnership owned 23.6% of Altis Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$18,000	0.03%	$44,000	$7,000	$15,333
Currencies:
– Exchange Traded Contracts	1,287,813	1.98%	1,331,541	513,767	973,861
Energy	2,638,675	4.05%	3,222,038	540,645	1,866,853
Grains	1,117,941	1.72%	1,095,911	489,645	749,315
Interest Rates U.S.	604,100	0.93%	666,500	84,820	435,408
Interest Rates Non -U.S.	472,976	0.73%	1,086,551	310,245	470,315
Livestock	116,100	0.18%	121,800	54,162	96,987
Metals:
– Exchange Traded Contracts	283,250	0.43%	414,500	99,900	245,944
– OTC Contracts	2,210,836	3.40%	2,210,836	824,298	1,619,333
Softs	596,410	0.91%	596,410	321,526	498,298
Indices	2,959,116	4.54%	3,157,936	547,591	1,794,107
Lumber	35,200	0.05%	35,200	3,300	24,567
Total	$12,340,417	18.95%

*	Average month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	63.3182	$1,676.53	N/A	N/A
August 1, 2007 – August 31, 2007	1,198.6435	$1,561.82	N/A	N/A
September 1, 2007 – September 30, 2007	152.4744	$1,644.17	N/A	N/A
	1,414.4361	$1,627.51
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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007