Form 10-K
period 2007-12-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2008-03-31
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer          Accelerated filer         Non-accelerated filer   X       Smaller reporting company

Indicate by check mark if the issuer is a shell company (as defined in Rule 12b-2 of the Act).

Yes                No   X

Limited Partnership Redeemable Units with an aggregate value of $42,460,114 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2008, 21,126.1092 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000, to the Partnership’s trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. Redemptions of Redeemable Units for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-10 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the General Partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’)

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

For the year ended December 31, 2007, all commodity trading decisions are made for the Partnership by Campbell, Aspect and Altis (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’). None of the Advisors are affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

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

On January 1, 2005, the assets allocated to Campbell and Company Inc. (‘‘Campbell’’) for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Redeemable Units of Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067. Campbell Master was formed to permit commmodity pools managed now and in the future by Campbell using Campbell’s Financials, Metals and Energy ‘‘FME’’ Portfolio, the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts are permitted to be limited partners of Campbell Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Campbell Master are approximately the same and redeemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect Capital Ltd. (‘‘Aspect’’) for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Redeemable Units of Aspect Master with cash of $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Aspect Master was formed to permit commodity pools managed now and in the future by Aspect using Aspect’s Diversified Portfolio Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis Partners (Jersey) Ltd. (‘‘Altis’’) for trading were invested in the CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Redeemable Units of Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master’s, Aspect Master’s, Altis Master’s (the ‘‘Funds’’) trading of futures, forwards and options, contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engages in such trading through commodity brokerage accounts maintained with CGM.

A Limited Partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset per Redeemable Unit as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2007, the Partnership owned 4.9%, 7.0% and 22.2% of Campbell Master, Aspect Master and Altis Master, respectively. As of December 31, 2006, the Partnership owned 4.4%, 7.0% and 38.5% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Aspect’s and Atlis’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

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

(b)    Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is set forth under ‘‘Item 6. Selected Financial Data’’. The Partnership’s capital as of December 31, 2007 was $40,119,571.

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

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the Advisor(s), the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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

There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM’s ability to act as an FCM and no such actions are currently pending except as follows.

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in

Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v.

J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

Research

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar: On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks: On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group: On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.: On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions: In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WorldCom

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. . The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage

Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2007 was 1,007.

(c)	Dividends. The Partnership did not declare a distribution in 2007 and 2006.

(d)	Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2007, 2006 and 2005.

(e)	Securities Authorized for Issuance under Equity Compensation Plans. None

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $2,306,074, $2,527,132, $2,508,259, $3,000,995 and $3,165,689, respectively	$2,169,040	$7,446,749	$5,669,016	$(1,065,432)	$10,770,857
Interest income	—	—	257,057	493,041	414,271
	$2,169,040	$7,446,749	$5,926,073	$(572,391)	$11,185,128
Net income (loss)	$916,481	$5,677,831	$4,631,510	$(1,870,748)	$8,236,273
Increase (decrease) in Net Asset Value per Redeemable Unit	$46.83	$192.40	$145.99	$(49.56)	$203.30
Total assets	$41,097,354	$46,897,075	$47,562,480	$49,765,621	$57,815,029

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in other Funds, aims to achieve substantial capital appreciation through speculative trading, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

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

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio (‘‘FME Large’’), Aspect – Diversified Program (‘‘Diversified’’), and Altis – The Global Financial Program. As of December 31, 2007, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Campbell, 27%, Aspect, 35%, and Altis, 38%.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investments in the Funds, has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of their Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the last day of any month ending at least three months after such Redeemable Units have been issued, on ten days notice to the General Partner. No fee is charged for redemptions. For the year ended December 31, 2007, 3,995.2844 Redeemable Units were redeemed totaling $6,473,756. For the year ended December 31, 2006, 5,303.9408 Redeemable Units were redeemed totaling $8,489,067. For the year ended December 31, 2005, 3,253.3836 Redeemable Units were redeemed totaling $4,383,276.

(c)    Results of Operations.

For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 2.8% from $1,673.08 to $1,719.91. For the year ended December 31, 2006, the Net Asset Value per Redeemable Units increased 13.0% from $1,480.68 to $1,673.08. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit increased 10.9% from $1,334.69 to $1,480.68.

The Partnership experienced a net unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees in 2007 of $4,475,114. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, grains, metals, lumber, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, softs and indices.

During 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times.

In agricultural market trading, gains were earned in wheat and the soybean complex as prices rallied considerably on reductions in supply expectations. Profits were realized in fixed income trading as turbulence in asset backed credit markets became a catalyst for significant directional moves in yields and strong bias towards price rallies across Treasury curves. Gains were also generated by substantially rising oil prices, which reached all-time contract highs due to robust global demand, ongoing geopolitical concerns and increased speculative participation in the commodity.

Trading gains were offset slightly by losses related to trading in metals, equity indices, and soft commodities. Periodic sporadic rallies in the U.S. dollar negatively impacted positions in certain precious metals, which tend to demonstrate inverse price movements. Prices of industrial metals also moved erratically during most of the year, mainly due to fluctuating estimates of Chinese and emerging market economic growth resulting in unfavorable price action for the advisors. Global equity indices, which had reached multi-year highs during mid-July, experienced sharp reversals as investor sentiment waned and rendered losses for the sector. Losses were also experienced in trading soft commodities such as coffee and cocoa. Excess exports from growers in Africa and Indonesia in the month of August resulted in a surprising fall in process driven by increased supply.

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

In the metals markets, both precious metals and based metals rallied strongly early on as demand from emerging markets continued to soar. Metals prices reached unsustainable levels in May and tumbled amid concerns that rising interest rates may slow demand. Gains were earned in metals, as the Advisors were able to capture the upward trend in prices while minimizing losses during the correction. The Partnership was well positioned to capitalize on rising global equity valuations supported by lowered oil prices and increased optimism over economic growth. Expectations regarding interest rate differentials continued to dominate the currency market for most of the year. Profits were realized in currency trading and trading U.S. short-term rates, providing positive lift to the performance.

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

(d)    Operational Risk.

The Partnership, through its investments in the Funds, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units and in the markets where the Partnership/Funds participate.

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

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Funds’ positions. The majority of the Partnership’s/Funds’ positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership’s/Funds’ assets will be valued by objective measures and without difficulty.

The fair value of the Partnership’s investment in the Funds reflects the Partnership’s proportional interest in the Funds. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Funds are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests of the Funds. Realized gains (losses) on withdrawals from the Funds are recognized on a cost recovery basis.

Foreign currency contracts are those contracts where the Partnership/Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

(f) Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

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

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of their future results.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Funds’ market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 as amended (the ‘‘Securities Act’’) and Section 21E of the Securities Exchange Act of 1934), as amended (the ‘‘Exchange Act’’). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Funds’ risk exposure in the various market sectors traded by the Funds is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized).

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

In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2007 and 2006 and the highest, lowest and average values at any point during the year. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below.

At December 31, 2007, Campbell Master’s total Capitalization was $216,696,200. The Partnership owned 4.9% of Campbell Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$5,921,755	2.73%	$14,912,339	$1,553,365	$6,826,964
Energy	699,600	0.32%	2,742,200	191,400	551,345
Interest Rates U.S.	470,470	0.22%	4,293,650	18,410	1,562,424
Interest Rates Non-U.S.	2,361,786	1.09%	10,634,092	902,498	4,943,720
Metals:
— Exchange Traded Contracts	294,000	0.14%	395,000	2,000	229,983
— OTC Contracts	888,251	0.41%	2,315,924	283,560	990,318
Indices	5,913,472	2.73%	14,331,076	1,694,853	6,401,367
Total	$16,549,334	7.64%

*	Annual average of month-end Value at Risk

At December 31, 2007, Aspect Master’s total Capitalization was $202,695,220. The Partnership owned 7.0% of Aspect Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$4,265,742	2.10%	$7,807,513	$1,442,322	$4,139,705
Energy	3,804,800	1.88%	5,901,500	227,012	2,443,327
Grains	1,401,730	0.69%	1,637,713	178,578	883,921
Interest Rates U.S.	2,253,600	1.11%	2,253,600	33,416	1,123,735
Interest Rates Non-U.S.	6,082,288	3.00%	8,736,905	845,315	4,709,221
Livestock	260,900	0.13%	260,900	12,550	99,286
Metals:
— Exchange Traded Contracts	871,250	0.43%	1,105,250	28,500	647,583
— OTC Contracts	1,391,782	0.69%	3,084,837	180,696	1,572,470
Softs	561,347	0.28%	1,908,189	504,905	926,848
Indices	3,170,334	1.56%	9,388,021	336,713	4,646,908
Total	$24,063,773	11.87%

*	Annual average of month-end Value at Risk

At December 31, 2007, Altis Master’s total Capitalization was $72,258,875. The Partnership owned 22.2% of Altis Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$8,000	0.01%	$48,000	$3,000	$18,583
Currencies:
— Exchange Traded Contracts	1,179,487	1.63%	1,529,541	319,401	897,033
Energy	2,530,850	3.50%	3,222,038	125,325	1,783,523
Grains	1,213,954	1.68%	1,263,895	211,336	667,439
Interest Rates U.S.	723,400	1.00%	763,050	82,382	457,668
Interest Rates Non-U.S.	1,188,309	1.65%	1,230,796	310,245	862,322
Livestock	153,100	0.21%	217,600	48,197	109,450
Metals
— Exchange Traded Contracts	507,500	0.70%	639,000	85,500	329,346
— OTC	2,131,582	2.95%	2,210,836	443,346	1,571,733
Softs	522,296	0.72%	681,261	321,526	550,882
Indices	2,257,486	3.13%	4,963,851	547,591	2,250,842
Lumber	37,400	0.05%	59,800	3,300	32,954
Total	$12,453,364	17.23%

*	Annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Funds are typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Funds. The magnitude of the Funds open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Funds — give no indication of this ‘‘risk of ruin.’’

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership through its investments in the Funds as of December 31, 2007 by market sector:

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

Currencies. The Partnership’s currency exposure through its investment in the Funds, is subject to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership’s through its investment in the Funds’ major exposures have typically been in the dollar/yen, dollar/Swiss franc and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Partnership’s primary equity exposure through its investment in the Funds, is subject to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Fund are limited to futures on broadly based indices. As of December 31, 2007, the Partnership’s/Funds’ primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (German) and S&P (U.S.) stock indices. The Partnership/Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Fund to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Partnership’s primary metal market exposure through its investment in the Funds, is subject to fluctuations in the price of gold, copper and aluminum.

Softs. The Partnership’s primary commodities exposure through its investment in the Funds, is subject to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Energy. The Partnership’s primary energy market exposure through its investment in the Funds, is subject to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Partnership’s primary commodities exposure through its investment in the Funds, is subject to agricultural price movements which are often directly affected by severe and unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

Foreign Currency Balances. The Partnership’s primary foreign currency balances through its investment in the Funds are in Japanese yen, Euro, British pounds and Australian dollars. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject.

The General Partner monitors the Partnership’s performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Report of Independent Registered Public Accounting Firm	F-5
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-6
Schedules of Investments at December 31, 2007 and 2006	F-7 – F-8
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-9
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-10
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-11
Notes to Financial Statements	F-12 – F-18
Selected Unaudited Quarterly Financial Data	F-19
Financial Statements of CMF Campbell Master Fund L.P.
Oath or Affirmation	F-20
Report of Independent Registered Public Accounting Firm	F-21
Statements of Financial Condition at December 31, 2007 and 2006	F-22
Schedules of Investments at December 31, 2007 and 2006	F-23 – F-24
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-25
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-26
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-27
Notes to Financial Statements	F-28 – F-32
Selected Unaudited Quarterly Financial Data	F-33
Financial Statements of CMF Altis Partners Master Fund L.P.
Oath or Affirmation	F-34
Report of Independent Registered Public Accounting Firm	F-35
Statements of Financial Condition at December 31, 2007 and 2006	F-36
Schedules of Investments at December 31, 2007 and 2006	F-37 – F-38
Statements of Income and Expenses at December 31, 2007, 2006 and for the period from November 1, 2005 (commencement of trading operations) to December 31, 2005	F-39
Statements of Changes in Partners’ Capital at December 31, 2007, 2006 and for the period from November 1, 2005 (commencement of trading operations) to December 31, 2005	F-40
Statements of Cash Flows at December 31, 2007, 2006 and for the period from November 1, 2005 (commencement of trading operations) to December 31, 2005	F-41
Notes to Financial Statements	F-42 – F-45
Selected Unaudited Quarterly Financial Data	F-46
Financial Statements of CMF Aspect Master Fund L.P.
Oath or Affirmation	F-47
Report of Independent Registered Public Accounting Firm	F-48
Statements of Financial Condition at December 31, 2007 and 2006	F-49
Schedules of Investments at December 31, 2007 and 2006	F-50 – F-51

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS—CONTINUED

Page Number
Statements of Income and Expenses at December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-52
Statements of Changes in Partners’ Capital at December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-53
Statements of Cash Flows at December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-54
Notes to Financial Statements	F-55 – F-59
Selected Unaudited Quarterly Financial Data	F-60

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

By: Jennifer Magro
Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Salomon Smith Barney Global Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Salomon Smith Barney Global Diversified Futures Fund L.P. (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Global Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Global Diversified Futures Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Global Diversified Futures Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Investment in Partnerships at fair value	$40,944,047	$46,880,007
Cash	73,042	17,068
Distribution receivable	80,265	—
	$41,097,354	$46,897,075
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$184,938	$211,037
Management fees (Note 3b)	59,223	68,491
Incentive fees (Note 3b)	404,736	865,525
Professional fees	27,798	16,355
Other	16,680	8,587
Redemptions payable (Note 6)	284,408	480,913
	977,783	1,650,908
Partners’ Capital (Notes 1 and 6):
General Partner, 1,802.4014 and 1,524.2191 Unit equivalents outstanding in 2007 and 2006, respectively	3,099,968	2,550,140
Limited Partners, 21,524.1927 and 25,519.4771 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	37,019,603	42,696,027
	40,119,571	45,246,167
	$41,097,354	$46,897,075

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$10,625,425	26.48%
CMF Aspect Master Fund L.P.	14,246,680	35.51
CMF Altis Partners Master Fund L.P.	16,071,942	40.06
Total fair value	$40,944,047	102.05%

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

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions and foreign currencies	$—	$—	$(389,655)
Change in net unrealized gains on open positions and investment in Partnerships	4,475,114	9,973,881	8,566,930
	4,475,114	9,973,881	8,177,275
Interest income (Note 3c)	—	—	257,057
	4,475,114	9,973,881	8,434,332
Expenses:
Brokerage commissions including clearing fees of $0, $0, $55,048 in 2007, 2006 and 2005, respectively (Note 3c)	2,306,074	2,527,132	2,508,259
Management fees (Note 3b)	742,339	814,753	777,800
Incentive fees (Note 3b)	404,736	865,525	451,973
Professional fees	51,040	67,432	34,640
Other expenses	54,444	21,208	30,150
	3,558,633	4,296,050	3,802,822
Net income	$916,481	$5,677,831	$4,631,510
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$46.83	$192.40	$145.99

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$45,481,930	$827,239	$46,309,169
Net income	4,541,026	90,484	4,631,510
Redemption of 3,253.3836 Redeemable Units of Limited Partnership Interest	(4,383,276)	—	(4,383,276)
Partners’ Capital at December 31, 2005	45,639,680	917,723	46,557,403
Net income	5,545,414	132,417	5,677,831
Sale of 904.4208 Units of General Partner Interest	—	1,500,000	1,500,000
Redemption of 5,303.9408 Redeemable Units of Limited Partnership Interest	(8,489,067)	—	(8,489,067)
Partners Capital at December 31, 2006	42,696,027	2,550,140	45,246,167
Net income	797,332	119,149	916,481
Sale of 278.1823 Units of General Partner Interest	—	430,679	430,679
Redemption of 3,995.2844 Redeemable Units of Limited Partnership Interest	(6,473,756)	—	(6,473,756)
Partners’ Capital at December 31, 2007	$37,019,603	$3,099,968	$40,119,571

Net Asset Value per Unit:

2005	$1,480.68
2006	$1,673.08
2007	$1,719.91

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$916,481	$5,677,831	$4,631,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(430,679)	(1,500,000)	(43,524,777)
Proceeds from sale of investment in Partnerships	10,761,488	10,443,603	5,108,518
Net unrealized (appreciation) depreciation on investment in Partnerships	(4,475,114)	(8,286,079)	(9,121,272)
(Increase) decrease in restricted cash	—	—	7,809,827
(Increase) decrease in net unrealized appreciation on open futures positions	—	—	1,304,242
(Increase) decrease in unrealized appreciation on open forward contracts	—	—	2,441,507
(Increase) decrease in interest receivable	—	—	61,912
Increase (decrease) in unrealized depreciation on open forward contracts	—	—	(2,410,164)
Accrued expenses:
Increase (decrease) in brokerage commissions	(26,099)	(7,099)	1,543
Increase (decrease) in management fees	(9,268)	(1,533)	1,074
Increase (decrease) in incentive fees	(460,789)	413,552	94,352
Increase (decrease) in professional fees	11,443	2,988	(15,155)
Increase (decrease) in other	8,093	(7,011)	2,205
Net cash provided by (used in) operating activities	6,295,556	6,736,252	(33,614,678)
Cash flows from financing activities:
Payment for additions – General Partner	430,679	1,500,000	—
Payments for redemptions – Limited Partners	(6,670,261)	(8,244,133)	(4,508,506)
Net cash used in financing activities	(6,239,582)	(6,744,133)	(4,508,506)
Net change in cash	55,974	(7,881)	(38,123,184)
Cash, at beginning of year	17,068	24,949	38,148,133
Cash, at end of year	$73,042	$17,068	$24,949
Non-cash financing activities:
Contribution of open commodity futures and forward positions	$—	$—	$(3,039,066)
Distribution receivable	$80,265	$—	$—

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

Salomon Smith Barney Global Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership, directly or indirectly are volatile and involve a high degree of market risk.

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

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	The value of the Partnership’s investments in other partnerships reflects the Partnership’s proportional interest in the other partnerships at fair value. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the other partnerships are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests of the Funds. Realized gains (losses) on withdrawals from other Partnerships are recognized on a cost recovery basis.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their Share of the Partnership’s Income and Expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements with (the ‘‘Management Agreement’’) Campbell & Company, Inc. (‘‘Campbell’’), Aspect Capital Limited (‘‘Aspect’’) and Altis Partners (Jersey) Limited (‘‘Altis’’) (each an advisor and collectively, the ‘‘Advisors’’), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to it. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, allocated from other Partnerships, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in this Partnership. Brokerage fees are paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All National Futures Association (‘‘NFA’’) fees, exchange, clearing, user, give-up and floor brokerage fees are borne by the other Partnerships and allocated to the Partnership through its investment in the other Partnerships. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Fund’s brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its applicable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the trading activities (resulting from its investment in other Partnerships) are shown in the Statements of Income and Expenses.

5.    Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067. Campbell Master was formed to permit commodity pools managed now and in the future by Campbell using Campbell’s Financials, Metals and Energy ‘‘FME’’ Portfolio, Campbells’ proprietary trading program, to invest together in one trading vehicle. The General Partner is also general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the Limited Partners, as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Aspect Master was formed to permit commodity pools managed now and in the future by Aspect using Aspect’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the Limited Partners, as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis Partners (Jersey) Ltd. (‘‘Altis’’) for trading were invested in the CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis Diversified Portfolio Program, Altis’ proprietary trading program, to invest together in one trading vehicle. The General Partner is also general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be a limited partner of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the Limited Partners, as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master’s, Aspect Master’s and Altis Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

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

As of December 31, 2007 the Partnership owned 4.9%, 7.0% and 22.2% of Campbell Master, Aspect Master and Altis Master, respectively. As of December 31, 2006 the Partnership owned 4.4%, 7.0% and 38.5% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Aspect’s and Altis’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following table.

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Altis Master	73,353,710	1,094,835	72,258,875
Total	$509,831,087	$18,180,792	$491,650,295

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$338,859,002	$11,768,612	$327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Altis Master	46,569,333	842,141	45,727,192
Total	$599,475,324	$14,898,829	$584,576,495

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following table.

For the year ended December 31, 2007

	% of Partnership’s Net Assets			Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (loss)	Commissions	Other
Campbell Master	26.48%	$10,625,425	$(844,237)	$19,972	$1,698	$(865,907)	FME Portfolio	Monthly
Aspect Master	35.51%	14,246,680	1,682,973	29,136	1,757	1,652,080	Commodity Portfolio	Monthly
Altis Master	40.06%	16,071,942	3,747,432	48,082	10,409	3,688,941	Commodity Portfolio	Monthly
Total		$40,944,047	$4,586,168	$97,190	$13,864	$4,475,114

For the year ended December 31, 2006

	% of Partnership’s Net Assets			Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (loss)	Commissions	Other
Campbell Master	31.63%	$14,310,965	$1,520,136	$13,800	$2,263	$1,504,073	FME Portfolio	Monthly
Aspect Master	32.96%	14,912,958	2,322,136	34,000	2,027	2,286,109	Commodity Portfolio	Monthly
Altis Master	39.02%	17,656,084	6,292,720	87,050	21,971	6,183,699	Commodity Portfolio	Monthly
		$46,880,007	$10,134,992	$134,850	$26,261	$9,973,881

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

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

7.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$97.10	$252.00	$177.71
Interest income	—	—	7.69
Expenses**	(50.27)	(59.60)	(39.41)
Increase for the year	46.83	192.40	145.99
Net Asset Value per Redeemable Unit, beginning of year	$1,673.08	1,480.68	1,334.69
Net Asset Value per Redeemable Unit, end of year	$1,719.91	$1,673.08	$1,480.68
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Ratios to Average Net Assets:
Net investment loss before incentive fees***	(7.4)%	(7.4)%	(6.9)%
Operating expenses	7.4%	7.4%	7.5%
Incentive fees	1.0%	1.9%	1.0%
Total expenses	8.4%	9.3%	8.5%
Total return:
Total return before incentive fees	3.8%	15.2%	12.0%
Incentive fees	(1.0)%	(2.2)%	(1.1)%
Total return after incentive fees	2.8%	13.0%	10.9%
***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partners class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney
Global Diversified Futures Fund L.P.

Notes to Financial Statements
December 31, 2007

8.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange- traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the a counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

9.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$2,317,400	$(4,297,443)	$7,272,954	$(3,123,871)
Net income (loss)	$1,807,697	$(4,161,912)	$6,608,814	$(3,338,118)
Increase (decrease) in Net Asset Value per Redeemable Unit	$75.74	$(160.49)	$256.47	$(124.89)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) investment in Partnerships net of brokerage commissions and clearing fees including interest income	$4,821,695	$(1,536,213)	$776,679	$3,384,588
Net income (loss)	$4,206,393	$(1,652,311)	$376,060	$2,747,689
Increase (decrease) in Net Asset Value per Redeemable Unit	$153.40	$(58.34)	$9.31	$88.03

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $17,299,861 and $44,317,594 in 2007 and 2006, respectively) (Note 3c)	$219,631,424	$308,294,750
Net unrealized appreciation on open futures positions	1,316,942	8,775,240
Unrealized appreciation on open forward contracts	5,178,307	20,584,058
Commodity options owned, at fair value (cost $269,832 and $164,395 in 2007 and 2006, respectively)	263,000	210,824
	226,389,673	337,864,872
Interest receivable	435,815	994,130
	$226,825,488	$338,859,002

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,684,822	$10,679,753
Commodity options written, at fair value (premium $153,329 and $97,503 in 2007 and 2006, respectively)	110,504	83,396
Accrued expenses:
Professional fees	22,189	11,333
Redemption payable (Note 5)	1,875,958	—
Distribution payable (Note 5)	435,815	994,130
	10,129,288	11,768,612

Partners’ Capital:
Limited Partners’ Capital, 197,763.9128 and 268,161.6187 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	216,696,200	327,090,390
	$226,825,488	$338,859,002

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10
Total futures contracts purchased	1,909,448	0.88

Futures Contracts Sold

Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)
Total futures contracts sold	(592,506)	(0.27)

Unrealized Appreciation on Forward Contracts

Currencies	5,081,872	2.35
Metals	96,435	0.04
Total unrealized appreciation on forward contracts	5,178,307	2.39

Unrealized Depreciation on Forward Contracts

Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)
Total unrealized depreciation on forward contracts	(7,684,822)	(3.55)

Options Owned

Energy	263,000	0.12

Options Written

Energy	(110,504)	(0.05)
Total fair value	$(1,037,077)	(0.48)%
*	Due to rounding

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

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$(7,020,650)	$(8,703,477)	$53,405,733
Change in net unrealized gains (losses) on open positions	(19,893,661)	29,791,293	(13,918,072)
	(26,914,311)	21,087,816	39,487,661
Interest income	9,721,573	12,424,375	6,863,937
	(17,192,738)	33,512,191	46,351,598
Expenses:
Clearing fees	436,254	318,206	485,726
Professional fees	38,051	52,325	54,450
	474,305	370,531	540,176
Net income (loss)	$(17,667,043)	$33,141,660	$45,811,422
Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(82.98)	$123.70	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

Partners’ Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of interest income to feeder funds	(6,863,937)
Partners’ Capital at December 31, 2005	326,390,773
Net income	33,141,660
Sale of 43,164.5073 Redeemable Units of Limited Partnership Interest	50,450,807
Redemption of 61,604.6087 Redeemable Units of Limited Partnership Interest	(70,468,475)
Distribution of interest income to feeder funds	(12,424,375)
Partners’ Capital at December 31, 2006	327,090,390
Net loss	(17,667,043)
Sale of 6,744.0375 Redeemable Units of Limited Partnership Interest	7,969,328
Redemption of 77,141.7434 Redeemable Units of Limited Partnership Interest	(90,974,902)
Distribution of interest income to feeder funds	(9,721,573)
Partners’ Capital at December 31, 2007	$216,696,200
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,138.83
2006:	$1,219.75
2007:	$1,095.73

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(17,667,043)	$33,141,660	$45,811,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	27,017,733	(1,841,401)	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	7,458,298	(8,775,240)	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	15,405,751	(11,480,970)	7,141,687
(Increase) decrease in options owned, at fair value	(52,176)	(210,824)	—
(Increase) decrease in interest receivable	558,315	(214,364)	(779,766)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(607,801)	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	(2,994,931)	(8,866,746)	1,798,105
Increase (decrease) in options written, at fair value	27,108	83,396	—
Accrued expenses:
Increase (decrease) in professional fees	10,856	(30,142)	41,475
Net cash provided by (used in) operating activities	29,763,911	1,197,568	16,515,009

Cash flows from financing activities:
Proceeds from additions – Limited Partners	7,969,328	50,450,807	364,833,441
Payments for redemptions – Limited Partners	(89,098,944)	(70,468,475)	(80,257,012)
Distribution of interest income to feeder funds	(10,279,888)	(12,210,011)	(6,084,171)
Net cash provided by (used in) financing activities	(91,409,504)	(32,227,679)	278,492,258

Net change in unrestricted cash	(61,645,593)	(31,030,111)	295,007,267
Unrestricted cash, at beginning of year	263,977,156	295,007,267	—
Unrestricted cash, at end of year	$202,331,563	$263,977,156	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$2,866,859
Redemption	$1,875,958	$—	$—

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’).

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. (‘‘Potomac’’) allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Smith Barney Global Markets Futures Fund L.P. (‘‘Global Markets’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’) allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,922, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions with a fair value of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions with a fair value of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. On December 31, 2007, Global Markets redeemed its entire investment of 0.9% in the Master. This amounted to 1,712.0595 units totaling $1,880,624, which includes interest of $4,666 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the ‘‘Advisor’’), using the FME Large Portfolio Program, the Advisor’s Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 72.0%, 5.1%, 5.8%, 4.9%, and 12.2% investments in the Master at December 31, 2007, respectively. Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 owned 74.0%, 4.4%, 5.1%, 0.9%, 4.3%, and 11.3% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $17,299,861 and $44,317,594, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, was $7,515,114 and $3,493,466, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$(123.87)	$81.10	$139.02
Interest income	41.04	42.78	24.34
Expenses**	(0.15)	(0.18)	(0.19)
Increase (decrease) for the year	(82.98)	123.70	163.17
Distribution of interest income to feeder funds	(41.04)	(42.78)	(24.34)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,219.75	1,138.83	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,095.73	$1,219.75	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

Ratios to average net assets:
Net investment income***	3.3%	3.6%	2.2%
Operating expenses	0.2%	0.1%	0.2%
Total return	(6.8)%	10.9%	16.3%

***	Interest income less total expenses

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(1,543,815)	$(42,641,288)	$41,745,049	$(15,188,938)
Net income (loss)	$(1,548,757)	$(42,653,118)	$41,733,260	$(15,198,428)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(9.68)	$(184.66)	$171.71	$(60.35)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$34,646,654	$(6,530,578)	$(18,080,991)	$23,158,900
Net income (loss)	$34,612,673	$(6,536,759)	$(18,087,106)	$23,152,852
Increase (decrease) in Net Asset
Value per Redeemable Unit	$127.37	$(22.81)	$(59.66)	$78.80

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Altis Partners Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Altis Partners Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Altis Partners Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period November 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Altis Partners Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period November 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Altis Partners Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $15,547,532 and $11,153,497, in 2007 and 2006, respectively) (Note 3c)	$60,366,309	$39,721,504
Net unrealized appreciation on open futures contracts	11,368,855	4,375,173
Unrealized appreciation on open forward contracts	1,455,045	2,312,240
	73,190,209	46,408,917
Interest receivable	163,501	160,416
	$73,353,710	$46,569,333

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$905,243	$671,270
Accrued expenses:
Professional fees	26,091	10,455
Distribution payable (Note 5)	163,501	160,416
	1,094,835	842,141

Partners’ Capital:
Limited Partners’ Capital, 36,653.2607 and 28,486.5069 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	72,258,875	45,727,192
	$73,353,710	$46,569,333

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(150,469)	(0.21)%
Energy	2,878,251	3.98
Grains	5,650,204	7.82
Indices	(45,957)	(0.06)
Interest Rates U.S.	1,503,809	2.08
Interest Rates Non-U.S.	503,634	0.70
Livestock	330	0.00 *
Metals	1,277,685	1.77
Softs	81,761	0.11
Total futures contracts purchased	11,699,248	16.19
Futures Contracts Sold
Currencies	(194,655)	(0.27)
Energy	(418,098)	(0.58)
Grains	(157,689)	(0.21)
Indices	26,633	0.04
Interest Rates U.S.	(7,800)	(0.01)
Interest Rates Non-U.S.	161,525	0.22
Livestock	277,552	0.38
Lumber	81,521	0.11
Metals	60,320	0.08
Softs	(159,702)	(0.22)
Total futures contracts sold	(330,393)	(0.46)
Unrealized Appreciation on Open Forward Contracts
Metals	1,455,045	2.01
Total unrealized appreciation on open forward contracts	1,455,045	2.01
Unrealized Depreciation on Open Forward Contracts
Metals	(905,243)	(1.25)
Total unrealized depreciation on open forward contracts	(905,243)	(1.25)
Total fair value	$11,918,657	16.49%

* Due to rounding

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$852,954	1.86%
Energy	(31,591)	(0.07)
Grains	1,009,073	2.21
Indices	452,064	0.99
Interest Rates U.S.	(257,684)	(0.56)
Interest Rates Non-U.S.	(149,237)	(0.33)
Livestock	33,390	0.07
Metals	324,777	0.71
Softs	122,560	0.27
Total futures contracts purchased	2,356,306	5.15

Futures Contracts Sold
Currencies	145,754	0.32
Energy	1,088,008	2.38
Grains	(37,367)	(0.08)
Indices	15,495	0.03
Interest Rates U.S.	72,613	0.16
Interest Rates Non-U.S.	628,999	1.38
Livestock	50,915	0.11
Lumber	34,870	0.08
Metals	22,781	0.05
Softs	(3,201)	(0.01)
Total futures contracts sold	2,018,867	4.42

Unrealized Appreciation on Open Forward Contracts
Metals	2,312,240	5.06
Total unrealized appreciation on open forward contracts	2,312,240	5.06

Unrealized Depreciation on Open Forward Contracts
Metals	(671,270)	(1.47)
Total unrealized depreciation on open forward contracts	(671,270)	(1.47)
Total fair value	$6,016,143	13.16%

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and
for the period November 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$8,388,931	$8,431,771	$2,516,679
Change in net unrealized gains on open positions	5,902,514	3,526,160	2,347
	14,291,445	11,957,931	2,519,026
Interest income	2,316,916	1,500,173	100,783
	16,608,361	13,458,104	2,619,809
Expenses:
Clearing fees	174,310	180,152	43,735
Professional fees	38,430	44,679	10,000
	212,740	224,831	53,735
Net income	$16,395,621	$13,233,273	$2,566,074
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$434.50	$524.45	$143.19

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and
for the period November 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at November 1, 2005 representing 17,911.7534 Redeemable Units of Limited Partnership Interest	$17,911,754
Net income	2,566,074
Redemption of 63.8962 Redeemable Units of Limited Partnership Interest	(74,054)
Distribution of interest income to feeder funds	(100,783)
Partners’ Capital at December 31, 2005	20,302,991
Net income	13,233,273
Sale of 14,628.1658 Redeemable Units of Limited Partnership Interest	19,035,300
Redemption of 3,989.5161 Redeemable Units of Limited Partnership Interest	(5,344,199)
Distribution of interest income to feeder funds	(1,500,173)
Partners’ Capital at December 31, 2006	45,727,192
Net income	16,395,621
Sale of 15,332.4004 Redeemable Units of Limited Partnership Interest	24,794,065
Redemption of 7,165.6466 Redeemable Units of Limited Partnership Interest	(12,341,087)
Distribution of interest income to feeder funds	(2,316,916)
Partners’ Capital at December 31, 2007	$72,258,875
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,137.56
2006:	$1,605.22
2007:	$1,971.42

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and
for the period November 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$16,395,621	$13,233,273	$2,566,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(4,394,035)	(6,399,817)	(4,753,680)
(Increase) decrease in net unrealized appreciation on open futures contracts	(6,993,682)	(2,881,727)	526,814
(Increase) decrease in unrealized appreciation on open forward contracts	857,195	(154,238)	(834,858)
(Increase) decrease in interest receivable	(3,085)	(108,063)	(52,353)
Increase (decrease) in unrealized depreciation on open forward contracts	233,973	(490,195)	305,697
Accrued expenses:
Increase (decrease) in professional fees	15,636	455	10,000
Net cash provided by (used in) operating activities	6,111,623	3,199,688	(2,232,306)

Cash flows from financing activities:
Proceeds from additions	24,794,065	19,035,300	15,424,118
Payments for redemptions	(12,341,087)	(5,344,199)	(74,054)
Distribution of interest income to feeder funds	(2,313,831)	(1,392,110)	(48,430)
Net cash provided by (used in) financing activities	10,139,147	12,298,991	15,301,634

Net change in unrestricted cash	16,250,770	15,498,679	13,069,328
Unrestricted cash, at beginning of period	28,568,007	13,069,328	—
Unrestricted cash, at end of period	$44,818,777	$28,568,007	$13,069,328
Non‐cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$2,487,636

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On November 1, 2005 (date Master commenced trading), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Citigroup Emerging CTA Portfolio L.P. (‘‘Emerging CTA’’) allocated a portion of their capital to the Master. Global Diversified purchased 13,013.6283 Units of the Master with cash equal to $11,227,843 and a contribution of open commodity futures and forward positions with a fair value of $1,785,785. Emerging CTA purchased 4,898.1251 Units of the Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward positions with a fair value of $701,851. On February 1, 2006, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 3,989.7912 Units with cash equal to $5,000,000. On March 1, 2007, Citigroup Global Futures Fund LTD. (‘‘Global Futures’’) allocated a portion of its capital to the Master and purchased 1,600.3547 Units with a fair value of $2,500,000. The Master was formed to permit commodity pools managed now or in the future by Altis Partners (Jersey) Limited (the ‘‘Advisor’’) using the Global Futures Portfolio Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Global Diversified, Emerging CTA, CMF Institutional and Global Futures (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 22.2%, 38.3%, 25.5% and 14.0%, investments in the Master at December 31, 2007, respectively. Global Diversified, Emerging CTA and CMF Institutional owned 38.5%, 35.1% and 26.4% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax

CMF Altis Partners Master Fund L.P.

Notes to Financial Statements
December 31, 2007

positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $15,547,532 and $11,153,497, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

CMF Altis Partners Master Fund L.P.

Notes to Financial Statements
December 31, 2007

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006 based on a monthly calculation, was $7,074,490 and $4,606,026, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and for the period from November 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$367.31	$469.47	$138.12
Interest income	68.30	56.79	5.63
Expenses**	(1.11)	(1.81)	(0.56)
Increase for the period	434.50	524.45	143.19
Distribution of interest income to feeder funds	(68.30)	(56.79)	(5.63)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,605.22	1,137.56	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,971.42	$1,605.22	$1,137.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.6%	3.6%	1.4	%****
Operating expenses	0.4%	0.6%	1.6	%****
Total return	27.1%	46.1%	14.3%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Altis Partners Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Altis Master for the periods ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$8,787,152	$(2,288,039)	$13,573,827	$(3,638,889)
Net income (loss)	$8,774,894	$(2,297,152)	$13,564,950	$(3,647,071)
Increase (decrease) in Net Asset Value per Redeemable Unit	$235.02	$(74.32)	$395.24	$(121.44)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains net of clearing fees including interest income	$6,284,995	$93,046	$4,029,234	$2,870,677
Net income	$6,277,566	$82,692	$4,017,338	$2,855,677
Increase in Net Asset Value per Redeemable Unit	$219.25	$1.32	$158.49	$145.39

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Aspect Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Aspect Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Aspect Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period March 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $26,790,029 and $27,065,132 in 2007 and 2006, respectively) (Note 3c)	$199,138,983	$201,780,901
Net unrealized appreciation on open futures contracts	7,548,017	6,633,766
Unrealized appreciation on open forward contracts	2,552,933	4,960,606
	209,239,933	213,375,273
Interest receivable	411,956	671,716
	$209,651,889	$214,046,989

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,353,916	$1,596,757
Accrued expenses:
Professional fees	21,488	19,603
Distribution payable (Note 5)	411,956	671,716
Redemption payable (Note 5)	4,169,309	—
	6,956,669	2,288,076

Partners’ Capital:
Limited Partners’ Capital, 145,379.0375 and 165,387.2490 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	202,695,220	211,758,913
	$209,651,889	$214,046,989

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$1,962,673	0.97%
Grains	1,862,650	0.92
Interest Rates U.S.	1,202,975	0.59
Interest Rates Non-U.S.	1,031,546	0.51
Indices	134,363	0.07
Metals	574,260	0.28
Softs	51,114	0.02
Total futures contracts purchased	6,819,581	3.36
Futures Contracts Sold
Energy	(330,950)	(0.16)
Livestock	170,140	0.08
Interest Rates Non-U.S.	676,237	0.33
Indices	245,479	0.12
Metals	(30,150)	(0.01)
Softs	(2,320)	(0.00)*
Total futures contracts sold	728,436	0.36
Unrealized Appreciation on Open Forward Contracts
Currencies	1,490,999	0.74
Metals	1,061,934	0.52
Total unrealized appreciation on open forward contracts	2,552,933	1.26
Unrealized Depreciation on Open Forward Contracts
Currencies	(1,864,872)	(0.92)
Metals	(489,044)	(0.24)
Total unrealized depreciation on open forward contracts	(2,353,916)	(1.16)
Total fair value	$7,747,034	3.82%

* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(42,180)	(0.02)%
Grains	649,053	0.31
Livestock	(5,600)	(0.00)*
Interest Rates U.S.	(8,200)	(0.00)*
Interest Rates Non-U.S.	(181,399)	(0.09)
Indices	1,638,677	0.77
Metals	(171,813)	(0.08)
Softs	21,967	0.01
Total futures contracts purchased	1,900,505	0.90
Futures Contracts Sold
Energy	3,331,560	1.57
Livestock	(16,270)	(0.01)
Interest Rates U.S.	68,185	0.03
Interest Rates Non-U.S.	1,380,531	0.65
Indices	50,029	0.02
Softs	(80,774)	(0.03)
Total futures contracts sold	4,733,261	2.23
Unrealized Appreciation on Open Forward Contracts
Currencies	3,024,560	1.43
Metals	1,936,046	0.91
Total unrealized appreciation on open forward contracts	4,960,606	2.34
Unrealized Depreciation on Open Forward Contracts
Currencies	(206,167)	(0.10)
Metals	(1,390,590)	(0.65)
Total unrealized depreciation on open forward contracts	(1,596,757)	(0.75)
Total fair value	$9,997,615	4.72%

* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$20,714,242	$17,726,947	$35,592,451
Change in net unrealized gains (losses) on open positions	(2,250,581)	5,369,829	(7,930,877)
	18,463,661	23,096,776	27,661,574
Interest income	7,517,273	7,531,039	4,132,344
	25,980,934	30,627,815	31,793,918
Expenses:
Clearing fees	431,717	453,387	420,212
Professional fees	26,148	24,429	63,208
	457,865	477,816	483,420
Net income	$25,523,069	$30,149,999	$31,310,498
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$160.42	$180.03	$167.36

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at March 1, 2005 representing 190,791.1121 Units	$190,791,112
Net income	31,310,498
Sale of 38,062.5731 Redeemable Units of Limited Partnership Interest	40,018,580
Redemption of 58,712.7861 Redeemable Units of Limited Partnership Interest	(63,160,903)
Distribution of interest income to feeder funds	(4,132,344)
Partners’ Capital at December 31, 2005	194,826,943
Net income	30,149,999
Sale of 24,832.0192 Redeemable Units of Limited Partnership Interest	29,793,461
Redemption of 29,585.6693 Redeemable Units of Limited Partnership Interest	(35,480,451)
Distribution of interest income to feeder funds	(7,531,039)
Partners’ Capital at December 31, 2006	211,758,913
Net income	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)
Partners’ Capital at December 31, 2007	$202,695,220

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2005:	$1,145.09
2006:	$1,280.38
2007:	$1,394.25

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$25,523,069	$30,149,999	$31,310,498
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	275,103	(2,065,107)	(25,000,025)
(Increase) decrease in net unrealized appreciation on open futures positions	(914,251)	(2,635,090)	6,179,942
(Increase) decrease in unrealized appreciation on open forward contracts	2,407,673	823,384	5,263,622
(Increase) decrease in interest receivable	259,760	(190,964)	(480,752)
Increase (decrease) in unrealized depreciation on open forward contracts	757,159	(3,558,123)	(3,512,687)
Accrued expenses:
Increase (decrease) in professional fees	1,885	(25,397)	45,000
Net cash provided by operating activities	28,310,398	22,498,702	13,805,598
Cash flows from financing activities:
Proceeds from additions	15,485,588	29,793,461	218,251,029
Payments for redemptions	(38,385,768)	(35,480,451)	(63,160,903)
Distribution of interest income to feeder funds	(7,777,033)	(7,340,075)	(3,651,592)
Net cash provided by (used in) financing activities	(30,677,213)	(13,027,065)	151,438,534
Net change in unrestricted cash	(2,366,815)	9,471,637	165,244,132
Unrestricted cash, at beginning of period	174,715,769	165,244,132	—
Unrestricted cash, at end of period	$172,348,954	$174,715,769	$165,244,132
Non-cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$12,558,663
Increase in redemption payable	$4,169,309	$—	$—

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On March 1, 2005 (date Master commenced trading), Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Units of the Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Units of the Master with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Citigroup Diversified purchased 131,340.8450 Units of the Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) purchased 6,469.5213 Units of the Master with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (‘‘Legion’’) purchased 2,450.2307 Units of the Master with cash equal to 3,000,000. On March 1, 2007, Citigroup Global Futures Fund LTD (‘‘Global Futures’’) purchased 2,015.3949 Units of the Master with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 units with a fair value of $4,179,464, which includes interest income of $10,155 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Global Futures (each a ‘‘Feeder,’’ collectively the ‘‘Funds’’) with 6.9%, 16.4%, 7.0%, 65.3%, and 4.4% investments in the Master at December 31, 2007, respectively. CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Legion owned 4.7%, 18.8%, 7.0% and 68.0% and 1.5% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $26,790,029 and $27,065,132, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006 based on a monthly calculation, was $3,344,872 and $8,170,557, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$114.03	$135.44	$145.44
Interest income	46.55	44.74	22.27
Expenses**	(0.16)	(0.15)	(0.35)
Increase for the period	160.42	180.03	167.36
Distribution of interest income to feeder funds	(46.55)	(44.74)	(22.27)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,280.38	1,145.09	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,394.25	$1,280.38	$1,145.09

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.3%	3.5%	1.8	%****
Operating expenses	0.2%	0.2%	0.2	%****
Total return	12.5%	15.7%	16.7%

***	Interest income less total expenses

****	Annualized

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
December 31, 2007

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Aspect Master for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$14,896,548	$(14,493,042)	$34,069,186	$(8,923,475)
Net income (loss)	$14,892,989	$(14,499,836)	$34,061,861	$(8,931,945)
Increase (decrease) in Net Asset Value per Redeemable Unit	$97.45	$(90.31)	$207.47	$(54.19)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$21,917,821	$(9,490,618)	$3,961,519	$13,785,706
Net income (loss)	$21,929,535	$(9,496,474)	$3,948,232	$13,768,706
Increase (decrease) in Net Asset Value per Redeemable Unit	$131.64	$(56.10)	$22.77	$81.72

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on internal control over reporting is included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by the General Partner. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ Brokerage commissions and clearing fees of $2,306,074 were earned by CGM for the year ended December 31, 2007. Management fees and incentive fees of $742,339 and $404,736 respectively, were earned by the Advisors for the year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of March 1, 2008, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,802.4014 (7.7%) Redeemable Unit equivalents as of December 31, 2007.

(c)	Changes in control. None.

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

2007            $20,000

2006            $25,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007            $4,606

2006            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Schedules of Investments at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.20   Letters extending Managements with Campbell & Company, Inc., Aspect Capital Management Limited and Altis Partners Limited for 2006 (previously filed).

10.21   Letters extending Managements with Campbell & Company, Inc., Aspect Capital Management Limited and Altis Partners Limited for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2008.

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