Form 10-Q
period 2008-03-31
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2008-05-15
CIK 1068237

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of ‘‘large accelerated filer and large accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        Accelerated filer        Non-accelerated filer X   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2008, 20,761.5696 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

Part I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnerships, at fair value	$42,699,515	$40,944,047
Cash	55,767	73,042
Distribution receivable	39,997	80,265
Total assets	$42,795,279	$41,097,354

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$192,579	$184,938
Management fees	61,096	59,223
Incentive fees	520,380	404,736
Other	53,019	44,478
Redemptions payable	291,252	284,408
Total liabilities	1,118,326	977,783
Partners’ Capital:
General Partner, 1,802.4014 Unit equivalents outstanding in 2008 and 2007, respectively	3,299,097	3,099,968
Limited Partners, 20,966.9890 and 21,524.1927 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	38,377,856	37,019,603
Total partners’ capital	41,676,953	40,119,571
Total liabilities and partners’ capital	$42,795,279	$41,097,354

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

Investment in Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$10,153,111	24.36%
CMF Aspect Master Fund L.P.	15,762,932	37.82
CMF Altis Partners Master Fund L.P.	16,783,472	40.27
Total investment in Partnerships, at fair value	$42,699,515	102.45%

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007

Investment in Partnerships	Fair Value	% of Partners’ Capital
CMF Campbell Master Fund L.P.	$10,625,425	26.48%
CMF Aspect Master Fund L.P.	14,246,680	35.51
CMF Altis Partners Master Fund L.P.	16,071,942	40.06
Total investment in Partnerships, at fair value	$40,944,047	102.05%

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Change in net unrealized gains (losses) on investment in Partnerships	$3,876,205	$(2,530,441)
Expenses:
Brokerage commissions	578,331	593,430
Management fees	183,762	191,686
Incentive fees	520,380	—
Other expenses	18,841	22,561
Total expenses	1,301,314	807,677
Net income (loss)	2,574,891	(3,338,118)
Redemptions—Limited Partners	(1,017,509)	(2,065,140)
Net increase (decrease) in Partners’ Capital	1,557,382	(5,403,258)
Partners’ Capital, beginning of period	40,119,571	45,246,167
Partners’ Capital, end of period	$41,676,953	$39,842,909
Net Asset Value per Unit (22,769.3904 and 25,735.0826 Units outstanding at March 31, 2008 and 2007, respectively)	$1,830.39	$1,548.19
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$110.48	$(124.89)

See accompanying notes to financial statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,574,891	$(3,338,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Partnerships	2,161,005	2,832,518
Net unrealized (appreciation) depreciation on investment in Partnerships	(3,916,473)	2,530,441
(Increase) decrease distribution receivable	40,268	—
Accrued expenses:
Increase (decrease) in brokerage commissions	7,641	(24,036)
Increase (decrease) in management fees	1,873	(8,249)
Increase (decrease) in incentive fees	115,644	(865,525)
Increase (decrease) in other	8,541	14,252
Net cash provided by operating activities	993,390	1,141,283
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,010,665)	(1,119,721)
Net change in cash	(17,275)	21,562
Cash, at beginning of period	73,042	17,068
Cash, at end of period	$55,767	$38,630
Non-cash financing activities:
Change in redemptions payable	$6,844	$—

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

1.    General:

Salomon Smith Barney Global Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1999.

Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000 to the Partnership’s trading account on February 2, 1999, when the Partnership commenced trading. The public offering of Redeemable Units terminated on April 1, 2000.

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

As of March 31, 2008, all trading decisions are made for the Partnership by Campbell & Company, Inc. (‘‘Campbell’’), Aspect Capital Limited (‘‘Aspect’’) and Altis Partners (Jersey) Ltd. (‘‘Altis’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations and changes in partners’ capital and its cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses) *	$141.51	$(116.92)
Expenses **	(31.03)	(7.97)
Increase (decrease) for the period	110.48	(124.89)
Net Asset Value per Redeemable Unit, beginning of period	1,719.91	1,673.08
Net Asset Value per Redeemable Unit, end of period	$1,830.39	$1,548.19
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended March 31,
	2008	2007
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(7.6)%	(7.1)%
Operating expense	7.6%	7.1%
Incentive fees	1.3%	—%
Total expenses	8.9%	7.1%
Total return:
Total return before incentive fees	7.7%	(7.5)%
Incentive fees	(1.3)%	—%
Total return after incentive fees	6.4%	(7.5)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other partnerships which trade these instruments. The results of the Partnership’s trading activities (resulting from its investment in other partnerships) are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions. All of the commodity interests owned by the Partnership are held for trading purposes.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

4.    Fair Value Measurements:

Investments.    The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 1). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$42,699,515	$42,699,515	—	—
Total fair value	$42,699,515	$42,699,515	—	—

5.    Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Aspect’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (‘‘Altis Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

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

At March 31, 2008, the Partnership owned 5.0%, 6.9% and 21.3% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2007, the Partnership owned 4.9%, 7.0% and 22.2% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Aspect and Altis intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2008
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$212,471,772	$9,365,428	$203,106,344
Aspect Master	233,318,026	6,228,473	227,089,553
Altis Master	81,713,163	3,013,646	78,699,517
Total	$527,502,961	$18,607,547	$508,895,414

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

	March 31, 2008		For the three months ended March 31, 2008
				Expenses
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	24.36%	$10,153,111	$148,122	$2,064	$448	$145,610	FME Portfolio	Monthly
Aspect Master	37.82%	15,762,932	2,050,374	6,813	406	2,043,155	Commodity Portfolio	Monthly
Altis Master	40.27%	16,783,472	1,699,913	10,438	2,035	1,687,440	Commodity Portfolio	Monthly
Total		$42,699,515	$3,898,409	$19,315	$2,889	$3,876,205

	December 31. 2007		For the three months ended March 31, 2007
				Expenses
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	26.48%	$10,625,425	$(686,566)	$4,306	$427	$(691,299)	FME Portfolio	Monthly
Aspect Master	35.51%	14,246,680	(611,360)	7,757	586	(619,703)	Commodity Portfolio	Monthly
Altis Master	40.06%	16,071,942	(1,200,802)	15,803	2,834	(1,219,439)	Commodity Portfolio	Monthly
Total		$40,944,047	$(2,498,728)	$27,866	$3,847	$(2,530,441)

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and the Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Funds, has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’s assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner monitors and controls the Partnership’s and the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments traded by the Funds’ mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash and distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership capital increased 3.9% from $40,119,571 to $41,676,953. This increase was attributable to net income from operations of $2,574,891 coupled with the redemptions of 557.2037 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,017,509. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.     The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 1). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$42,699,515	42,699,515	—	—
Total fair value	$42,699,515	42,699,515	—	—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Options.    The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008 the Net Asset Value per Redeemable Unit increased 6.4% from $1,719.91 to $1,830.39 as compared to a decrease of 7.5% in the first quarter of 2007. The Partnership experienced an unrealized gain, through its investment in the Funds’ before brokerage commissions and related fees in the first quarter of 2008 of $3,876,205. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates, livestock, softs, currencies, metals, grains, lumber and indices and were partially offset by losses in energy, and non-U.S. interest rates. The Partnership experienced an unrealized loss through its investment in the Funds’ before brokerage commissions and related fees in the first quarter of 2007 of $2,530,441. Losses were primarily attributable to the trading by the Funds’ of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by gains in grains, softs, lumber and metals.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a U.S. recession was either imminent or already in progress. However, equity prices finally stabilized after a surprised 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The U.S. dollar continued to weaken throughout much of the first quarter as interest rate differential widened, providing a lift for commodity prices.

The Partnership was profitable for the quarter in almost every sector, especially in grains, fixed income and global equity indices. Profits were also realized in the agricultural sector as grains including corn, soybeans and wheat reached record prices triggered by an imbalance in the supply and demand. As the Federal Reserve aggressively tackled the downside risks to the economy by lowering overnight rate and the discount rate, the yield on treasury notes dropped sharply, benefiting the portfolio. In the stock indices, global stock markets bottomed out during the quarter. This strong trend across most global stock indices helped register gains for the Partnership.

Small losses were registered with trading in the energy market as natural as gas prices unexpectedly rallied against the usual seasonal downward price trend after the winter.

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

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $15,099 as compared to the corresponding period in 2007. The decrease in brokerage commissions was due to lower average net assets as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2008 decreased by $7,924 as compared to the corresponding period in 2007. The decrease in management fees for the three months ended March 31, 2008 was due to lower average net assets as compared to the corresponding period in 2007.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2008 resulted in an incentive fee accrual of $520,380. There was no incentive fee earned for the three months ended March 31, 2007.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds’ by market category as of March 31, 2008 and the highest, lowest and average values at any point during the three months ended March 31, 2008. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, Campbell Master’s total capital was $203,106,344. The Partnership owned 5.0% of Campbell Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$3,568,787	1.76%	$5,659,090	$3,568,787	$4,261,822
Energy	424,700	0.21%	666,600	5,000	312,757
Interest Rates U.S.	1,067,050	0.53%	1,430,270	336,810	1,006,140
Interest Rates Non-U.S.	1,788,078	0.88%	4,744,697	1,784,940	2,832,058
Metals:
—OTC Contracts	274,765	0.13%	833,336	137,424	373,572
Indices	5,732,815	2.82%	8,820,806	4,867,715	6,452,960
Total	$12,856,195	6.33%

*	Average month-end Values at Risk

As of March 31, 2008, Aspect Master’s total capital was $227,089,553. The Partnership owned 6.9% of Aspect Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$2,772,551	1.22%	$4,540,848	$1,834,185	$3,302,458
Energy	1,947,350	0.86%	3,915,400	520,250	2,382,783
Grains	562,810	0.25%	1,268,423	228,790	807,417
Interest Rates U.S.	1,142,700	0.50%	2,460,800	692,500	1,409,500
Interest Rates Non-U.S.	2,622,369	1.15%	7,308,817	1,946,555	4,562,950
Livestock	176,200	0.08%	280,400	122,800	212,650
Metals:
—Exchange Traded Contracts	471,000	0.21%	917,000	17,750	661,833
—OTC Contracts	686,370	0.30%	1,347,958	68,587	734,200
Softs	635,458	0.28%	1,179,179	428,455	834,994
Indices	2,889,281	1.27%	3,823,153	1,674,269	2,848,312
Total	$13,906,089	6.12%

*	Average month-end Values at Risk

As of March 31, 2008, Altis Master’s total capital was $78,699,517. The Partnership owned 21.3% of Altis Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity Index	$24,000	0.03%	$51,000	$8,000	$28,600
Currencies:
—Exchange Traded	843,452	1.07%	1,163,905	404,375	946,770
Energy	936,914	1.19%	2,555,255	266,151	1,245,236
Grains	752,621	0.96%	2,403,902	747,995	1,315,653
Interest Rates U.S.	744,450	0.94%	1,102,400	145,100	838,680
Interest Rates Non -U.S.	1,069,733	1.36%	1,700,516	738,369	1,170,786
Livestock	143,600	0.18%	254,150	143,600	164,069
Metals
—Exchange Traded	260,250	0.33%	1,025,750	260,250	623,843
—OTC	811,454	1.03%	2,007,688	561,726	1,230,638
Softs	518,034	0.66%	1,018,874	459,395	565,815
Indices	1,925,447	2.45%	3,537,264	469,975	2,295,675
Lumber	31,900	0.04%	40,400	24,200	33,733
Total	$8,061,855	10.24%

*	Average month-end Values at Risk

Item 4T.    Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	169.7866	$1,708.47	N/A	N/A
February 1, 2008 – February 29, 2008	228.2969	$1,910.59	N/A	N/A
March 1, 2008 – March 31, 2008	159.1202	$1,830.39	N/A	N/A
	557.2037	$1,826.10
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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008