Form 10-Q
period 2008-06-30
SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2008-08-14
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 20,315.3882 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at June 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the three and six months ended June, 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4.	Controls and Procedures	19

PART II — Other Information		20 – 23

PART I

Item 1. Financial Statements

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$44,701,648	$40,944,047
Cash	45,935	73,042
Distribution receivable	50,029	80,265

Total assets	$44,797,612	$41,097,354

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage commissions	$201,589	$184,938
Management fees	64,915	59,223
Incentive fees	1,526,048	404,736
Other	42,819	44,478
Redemptions payable	183,579	284,408

Total liabilities	2,018,950	977,783

Partners’ Capital:
General Partner, 421.6204 and 1,802.4014 Unit equivalents outstanding in 2008 and 2007, respectively	862,787	3,099,968
Limited Partners, 20,483.1347 and 21,524.1927 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	41,915,875	37,019,603

Total partners’ capital	42,778,662	40,119,571

Total liabilities and partners’ capital	$44,797,612	$41,097,354

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
Investment in Partnerships	Fair Value	Capital

CMF Campbell Master Fund L.P.	$9,778,014	22.86%
CMF Aspect Master Fund L.P.	14,988,613	35.04
CMF Altis Partners Master Fund L.P.	19,935,021	46.60

Total investment in Partnerships, at fair value	$44,701,648	104.50%

See accompanying notes to financial statements.

Salomon Smith Barney
Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
Investment in Partnerships	Fair Value	Capital

CMF Campbell Master Fund L.P.	$10,625,425	26.48%
CMF Aspect Master Fund L.P.	14,246,680	35.51
CMF Altis Partners Master Fund L.P.	16,071,942	40.06

Total investment in Partnerships, at fair value	$40,944,047	102.05%

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Change in net unrealized gains (losses) on investment in Partnerships	$6,290,697	$7,873,998	$10,166,902	$5,343,559

Expenses:
Brokerage commissions	573,042	601,044	1,151,373	1,194,476
Management fees	183,753	193,597	367,515	385,283
Incentive fees	1,005,668	447,440	1,526,048	447,440
Other	25,875	23,103	44,716	45,664

Total expenses	1,788,338	1,265,184	3,089,652	2,072,863

Net income (loss)	4,502,359	6,608,814	7,077,250	3,270,696
Additions—General Partner	—	430,679	—	430,679
Redemptions—Limited Partners	(900,650)	(1,169,566)	(1,918,159)	(3,234,706)
Redemptions—General Partner	(2,500,000)	—	(2,500,000)	—

Net increase (decrease) in Partners’ Capital	1,101,709	5,869,927	2,659,091	466,669
Partners’ Capital, beginning of period	41,676,953	39,842,909	40,119,571	45,246,167

Partners’ Capital, end of period	$42,778,662	$45,712,836	$42,778,662	$45,712,836

Net Asset Value per Unit (20,904.7551 and 25,330.3894 Units outstanding at June 30, 2008 and 2007, respectively)	$2,046.36	$1,804.66	$2,046.36	$1,804.66

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$215.97	$256.47	$326.45	$131.58

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$4,502,359	$6,608,814	$7,077,250	$3,270,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	(430,679)	—	(430,679)
Proceeds from sale of investment in Partnerships	4,278,532	2,882,760	6,439,537	5,715,280
Net unrealized (appreciation) depreciation on investment in Partnerships	(6,280,665)	(7,873,998)	(10,197,138)	(5,343,559)
(Increase) decrease distribution receivable	(10,032)	—	30,236	—
Accrued expenses:
Increase (decrease) in brokerage commissions	9,010	24,384	16,651	348
Increase (decrease) in management fees	3,819	7,924	5,692	(325)
Increase (decrease) in incentive fees	1,005,668	447,440	1,121,312	(418,085)
Increase (decrease) in other	(10,200)	(2,543)	(1,659)	11,709

Net cash provided by (used in) operating activities	3,498,491	1,664,102	4,491,881	2,805,385

Cash flows from financing activities:
Proceeds from additions—General Partner	—	430,679	—	430,679
Payments for redemptions—Limited Partners	(1,008,323)	(2,098,002)	(2,018,988)	(3,217,723)
Payments for redemptions—General Partner	(2,500,000)	—	(2,500,000)	—

Net cash provided by (used in) financing activities	(3,508,323)	(1,667,323)	(4,518,988)	(2,787,044)

Net change in cash	(9,832)	(3,221)	(27,107)	18,341
Cash, at beginning of period	55,767	38,630	73,042	17,068

Cash, at end of period	$45,935	$35,409	$45,935	$35,409

Non-cash financing activities:
Change in redemptions payable	$(107,673)	$—	$(100,829)	$—

See accompanying notes to financial statements.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Salomon Smith Barney Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1999.

Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000 to the Partnership’s trading account on February 2, 1999, when the Partnership commenced trading. The public offering of Redeemable Units terminated on April 1, 2000.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

As of June 30, 2008, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”) and Altis Partners (Jersey) Ltd. (“Altis”) (each an “Advisor” and collectively, the “Advisors”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations and changes in partners’ capital and its cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) *	$273.71	$282.34	$415.22	$165.42
Expenses **	(57.74)	(25.87)	(88.77)	(33.84)

Increase (decrease) for the period	215.97	256.47	326.45	131.58
Net Asset Value per Redeemable Unit, beginning of period	1,830.39	1,548.19	1,719.91	1,673.08

Net Asset Value per Redeemable Unit, end of period	$2,046.36	$1,804,66	$2,046.36	$1,804.66

*	Includes brokerage commissions

**	Excludes brokerage commissions

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.1)%	(7.7)%	(8.1)%	(7.5)%

Operating expense	8.1%	7.7%	8.1%	7.5%
Incentive fees	2.6%	1.0%	3.9%	1.0%

Total expenses	10.7%	8.7%	12.0%	8.5%

Total return:
Total return before incentive fees	14.4%	17.7%	23.2%	8.9%
Incentive fees	(2.6)%	(1.1)%	(4.2)%	(1.0)%

Total return after incentive fees	11.8%	16.6%	19.0%	7.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other partnerships which trade these instruments. The results of the Partnership’s trading activities (resulting from its investment in other partnerships) are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$44,701,648	$—	$44,701,648	$—

Total fair value	$44,701,648	$—	$44,701,648	$—

5.	Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forward positions with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (“FME”) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a contribution of open commodity futures and forward positions with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to the investors as a result of the investment in Altis Master are approximately the same and redemption rights are not affected.

Campbell Master’s, Aspect Master’s and Altis Master’s (the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

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

At June 30, 2008, the Partnership owned 5.4%, 6.5% and 20.1% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2007, the Partnership owned 4.9%, 7.0% and 22.2% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Aspect and Altis intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$184,233,917	$2,818,639	$181,415,278
Aspect Master	233,295,960	1,702,697	231,593,263
Altis Master	100,871,448	1,585,246	99,286,202

Total	$518,401,325	$6,106,582	$512,294,743

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Altis Master	73,353,710	1,094,835	72,258,875

Total	$509,831,087	$18,180,792	$491,650,295

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is as shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership’s Statement of Income and Expenses and Partners’ Capital.

	June 30, 2008		For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	22.86%	$9,778,014	$577,050	$1,698	$459	$574,893	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.04%	14,988,613	894,788	5,477	667	888,644	Commodity Portfolio	Monthly
Altis Master	46.60%	19,935,021	4,836,512	7,367	1,985	4,827,160	Commodity Portfolio	Monthly

Total		$44,701,648	$6,308,350	$14,542	$3,111	$6,290,697

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

	June 30, 2008		For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	22.86%	$9,778,014	$725,172	$3,761	$906	$720,505	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.04%	14,988,613	2,945,074	12,290	1,073	2,931,711	Commodity Portfolio	Monthly
Altis Master	46.60%	19,935,021	6,536,510	17,804	4,020	6,514,686	Commodity Portfolio	Monthly

Total		$44,701,648	$10,206,756	$33,855	$5,999	$10,166,902

	December 31, 2007		For the three months ended June 30, 2007
				Expenses
	% of					Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	26.48%	$10,625,425	$1,846,360	$3,101	$522	$1,842,737	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.51%	14,246,680	2,304,101	7,696	493	2,295,912	Commodity Portfolio	Monthly
Altis Master	40.06%	16,071,942	3,747,259	9,418	2,492	3,735,349	Commodity Portfolio	Monthly

Total		$40,944,047	$7,897,720	$20,215	$3,507	$7,873,998

	December 31, 2007		For the six months ended June 30, 2007
				Expenses
	% of					Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	26.48%	$10,625,425	$1,159,793	$7,407	$949	$1,151,437	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.51%	14,246,680	1,692,742	15,452	1,079	1,676,211	Commodity Portfolio	Monthly
Altis Master	40.06%	16,071,942	2,546,457	25,221	5,325	2,515,911	Commodity Portfolio	Monthly

Total		$40,944,047	$5,398,992	$48,080	$7,353	$5,343,559

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including

Salomon Smith Barney Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash and distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 6.6% from $40,119,571 to $42,778,662. This increase was attributable to the net income from operations of $7,077,250, which was partially offset by the redemptions of 1,041.0580 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,918,159, coupled with the 1,380.7810 redeemable Units of General Partner equivalent units totaling $2,500,000. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$44,701,648	$—	$44,701,648	$—

Total fair value	$44,701,648	$—	$44,701,648	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008 the Net Asset Value per Redeemable Unit increased 11.8% from $1,830.39 to $2,046.36 as compared to a increase of 16.6% in the second quarter of 2007. The Partnership experienced an unrealized gain, through its investment in the Funds before brokerage commissions and related fees in the second quarter of 2008 of $6,290,697. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals, lumber and indices and were partially offset by losses in softs, U.S. interest rates and livestock. The Partnership experienced an unrealized gain, through its investments in the Funds before brokerage commissions and related fees in the second quarter of 2007 of $7,873,998. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in grains, lumber and livestock.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, equity indexes, and grains sectors while losses were seen in trading U.S. interest rates, livestock, and soft commodities.

In the energy sector, long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In equity indexes, reversal of the bearish trend earlier in the quarter contributed to some losses, however strong gains were recorded in short positions in June as the international equity markets went through a massive correction into the bear market territory. In grains, fundamental supply constraints and weather events contributed to the record prices as the bullish trend continued. Corn and the soybean complex contributed to the gains.

Preliminary economic data suggested that the U.S. economy was not as bad as was perceived before. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to economy to a more hawkish stance towards inflation. Losses were also realized in cattle futures as sharp price reversals provided a difficult trading environment. In soft commodities, losses were seen in sugar, coffee, and cotton due to corrections in previously established trends.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 19.0% from $1,719.91 to $2,046.36, as compared to an increase of 7.9% during the six months ended June 30, 2007. The Partnership experienced an unrealized gain, through its investments in the Funds before brokerage commissions and related fees during the six months ended June 30, 2008 of $10,166,902. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs. The Partnership experienced an unrealized gain, through its investments in the Funds before brokerage commissions and related fees during the six months ended June 30, 2007 of $5,343,559. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs, lumber and indices and were partially offset by losses in energy and livestock.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the Funds in 2008 and 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 decreased by $28,002 and $43,103, respectively as compared to the corresponding periods in 2007. The decrease in brokerage commissions was due to lower average net assets as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $9,844 and $17,768, respectively as compared to the corresponding periods in 2007. The decrease in management fees for the three and six months ended June 30, 2008 was due to lower average net assets as compared to the corresponding periods in 2007.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $1,005,668 and $1,526,048, respectively. Trading performance for the three months and six ended June 30, 2007 resulted in incentive fees of $447,440.

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

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experiences to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risks.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds’ by market category as of June 30, 2008 and the highest, lowest and average values at any point during the three months ended June 30, 2008. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, Campbell Master’s total capital was $181,415,278. The Partnership owned 5.4% of Campbell Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies:
— OTC Contracts	$5,356,092	2.95%	$5,356,092	$2,687,710	$4,282,816
Energy	1,091,200	0.60%	1,689,425	350,150	917,225
Interest Rates U.S.	568,980	0.31%	1,181,910	467,030	907,377
Interest Rates Non-U.S.	2,624,160	1.45%	3,132,142	854,534	2,209,270
Metals:
— Exchange Traded Contracts	19,500	0.01%	168,000	19,500	80,917
— OTC Contracts	360,237	0.20%	398,920	228,353	335,147
Indices	7,776,342	4.29%	7,776,342	3,934,156	5,911,517

Total	$17,796,511	9.81%

*	Average month-end Values at Risk

As of June 30, 2008, Aspect Master’s total capital was $231,593,263. The Partnership owned 6.5% of Aspect Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies:
– OTC Contracts	$4,407,405	1.90%	$5,456,297	$1,762,375	$4,072,910
Energy	3,891,550	1.68%	4,744,750	1,275,450	3,370,517
Grains	1,123,839	0.49%	1,152,192	359,362	806,348
Interest Rates U.S.	61,505	0.03%	1,517,950	49,886	384,168
Interest Rates Non-U.S.	6,836,385	2.95%	8,869,154	1,490,653	4,834,032
Livestock	95,900	0.04%	203,800	92,800	108,633
Metals:
– Exchange Traded Contracts	454,250	0.20%	669,250	250,500	418,000
– OTC Contracts	1,384,404	0.60%	1,384,404	456,013	1,068,468
Softs	1,233,071	0.53%	1,253,530	388,560	956,019
Indices	5,453,638	2.35%	5,453,638	1,644,201	3,465,578

Total	$24,941,947	10.77%

*	Average month-end Values at Risk

As of June 30, 2008, Altis Master’s total capital was $99,286,202. The Partnership owned 20.1% of Altis Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Commodity Index	$32,000	0.03%	$46,000	$6,000	$30,667
Currencies:
– Exchange Traded	1,709,171	1.72%	1,851,289	807,124	1,210,194
Energy	3,864,606	3.89%	5,244,750	1,004,438	3,967,903
Grains	1,466,337	1.48%	1,460,131	519,793	1,320,757
Interest Rates U.S.	544,350	0.55%	744,450	66,931	327,637
Interest Rates Non -U.S.	1,993,228	2.01%	1,994,129	944,010	1,786,074
Livestock	117,727	0.12%	188,800	26,555	91,494
Metals
– Exchange Traded	713,750	0.72%	912,000	222,550	469,885
– OTC	1,990,093	2.00%	2,598,364	898,331	2,257,189
Softs	687,422	0.69%	986,080	451,658	687,601
Indices	4,402,264	4.43%	4,700,387	1,034,071	2,664,138
Lumber	37,400	0.04%	55,800	29,700	36,300

Total	$17,558,348	17.68%

*	Average month-end Values at Risk

Item 4.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and ended Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time Management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of Units that
	(a) Total Number	(b) Average	Purchased as Part of	May Yet Be
	of Units	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased*	per Unit**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	1,051.2093	$1,773.49	N/A	N/A
May 1, 2008 – May 31, 2008	723.7158	$1,869.19	N/A	N/A
June 1, 2008 – June 30, 2008	89.7102	$2,046.36	N/A	N/A
	1,864.6353	$1,823.76

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

Date: August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2008