Form 10-Q
period 2008-09-30
CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2008-11-14
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number 000-30455

CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-4015586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
55 East 59th Street  – 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer or an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 19,286.1576 Limited Partnership Redeemable Units were outstanding.

CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the nine months ended September, 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4T.	Controls and Procedures	19

PART II — Other Information		20 – 22

PART I

Item 1. Financial Statements

Citigroup Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$38,161,602	$40,944,047
Cash	60,690	73,042
Distribution receivable	26,437	80,265

Total assets	$38,248,729	$41,097,354

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage commissions	$172,119	$184,938
Management fees	54,991	59,223
Incentive fees	485,723	404,736
Other	58,408	44,478
Redemptions payable	578,293	284,408

Total liabilities	1,349,534	977,783

Partners’ Capital:
General Partner, 421.6204 and 1,802.4014 Unit equivalents outstanding in 2008 and 2007, respectively	771,789	3,099,968
Limited Partners, 19,735.9897 and 21,524.1927 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	36,127,406	37,019,603

Total partners’ capital	36,899,195	40,119,571

Total liabilities and partners’ capital	$38,248,729	$41,097,354

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
Investment in Partnerships	Fair Value	Capital

CMF Campbell Master Fund L.P.	$9,328,794	25.28%
CMF Aspect Master Fund L.P.	13,441,979	36.43
CMF Altis Partners Master Fund L.P.	15,390,829	41.71

Total investment in Partnerships, at fair value	$38,161,602	103.42%

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
Investment in Partnerships	Fair Value	Capital

CMF Campbell Master Fund L.P.	$10,625,425	26.48%
CMF Aspect Master Fund L.P.	14,246,680	35.51
CMF Altis Partners Master Fund L.P.	16,071,942	40.06

Total investment in Partnerships, at fair value	$40,944,047	102.05%

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Change in net unrealized gains (losses) on investment in Partnerships	$(4,853,213)	$(3,746,118)	$5,313,689	$1,597,441

Expenses:
Brokerage commissions	516,868	551,325	1,668,241	1,745,800
Management fees	165,360	177,211	532,875	562,494
Incentive fees	(1,040,326)	(352,981)	485,722	94,459
Other	29,653	40,239	74,369	85,904

Total expenses	(328,445)	415,794	2,761,207	2,488,657

Net income (loss)	(4,524,768)	(4,161,912)	2,552,482	(891,216)
Additions—General Partner	—	—	—	430,679
Redemptions—Limited Partners	(1,354,699)	(2,228,914)	(3,272,858)	(5,463,620)
Redemptions—General Partner	—	—	(2,500,000)	—

Net increase (decrease) in Partners’ Capital	(5,879,467)	(6,390,826)	(3,220,376)	(5,924,157)
Partners’ Capital, beginning of period	42,778,662	45,712 836	40,119,571	45,246,167

Partners’ Capital, end of period	$36,899,195	$39,322,010	$36,899,195	$39,322,010

Net Asset Value per Unit (20,157.6101 and 23,915.9533 Units outstanding at September 30, 2008 and 2007, respectively)	$1,830.53	$1,644.17	$1,830.53	$1,644.17

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(215.83)	$(160.49)	$110.62	$(28.91)

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$2,552,482	$(891,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	(430,679)
Proceeds from sale of investment in Partnerships	8,149,962	8,999,337
Net unrealized (appreciation) depreciation on investment in Partnerships	(5,367,517)	(1,597,441)
(Increase) decrease distribution receivable	53,828	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(12,819)	(31,316)
Increase (decrease) in management fees	(4,232)	(10,699)
Increase (decrease) in incentive fees	80,987	(771,066)
Increase (decrease) in other	13,930	8,338

Net cash provided by (used in) operating activities	5,466,621	5,275,258

Cash flows from financing activities:
Proceeds from additions—General Partner	—	430,679
Payments for redemptions—Limited Partners	(2,978,973)	(5,693,839)
Payments for redemptions—General Partner	(2,500,000)	—

Net cash provided by (used in) financing activities	(5,478,973)	(5,263,160)

Net change in cash	(12,352)	12,098
Cash, at beginning of period	73,042	17,068

Cash, at end of period	$60,690	$29,166

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Citigroup Global Diversified Futures Fund L.P., formerly Salomon Smith Barney Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on February 2, 1999.

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

As of September 30, 2008, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”) and Altis Partners (Jersey) Ltd. (“Altis”) (each an “Advisor” and collectively, the “Advisors”). Effective October 1, 2008, Waypoint Capital Management LLC was added as an Advisor to the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) *	$(256.00)	$(165.49)	$159.22	$(0.07)
Expenses **	40.17	5.00	(48.60)	(28.84)

Increase (decrease) for the period	(215.83)	(160.49)	110.62	(28.91)
Net Asset Value per Redeemable Unit, beginning of period	2,046.36	1,804.66	1,719.91	1,673.08

Net Asset Value per Redeemable Unit, end of period	$1,830.53	$1,644.17	$1,830.53	$1,644.17

*	Includes brokerage commissions

**	Excludes brokerage commissions

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.3)%	(7.4)%	(7.9)%	(7.5)%

Operating expense	7.3%	7.4%	7.9%	7.5%
Incentive fees	(2.7)%	(1.0)%	1.3%	0.2%

Total expenses	4.6%	6.4%	9.2%	7.7%

Total return:
Total return before incentive fees	(13.1)%	(9.7)%	7.8%	(1.5)%
Incentive fees	2.5%	0.8%	(1.4)%	(0.2)%

Total return after incentive fees	(10.6)%	(8.9)%	6.4%	(1.7)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$38,161,602	$—	$38,161,602	$—

Total fair value	$38,161,602	$—	$38,161,602	$—

5.	Investment in Partnerships:

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

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

At September 30, 2008, the Partnership owned approximately 6.3%, 6.6% and 19.0% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2007, the Partnership owned approximately 4.9%, 7.0% and 22.2% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Aspect and Altis intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master and Altis Master, respectively.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$154,427,267	$7,239,412	$147,187,855
Aspect Master	206,756,303	3,207,551	203,548,752
Altis Master	84,411,771	3,555,108	80,856,663

Total	$445,595,341	$14,002,071	$431,593,270

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Altis Master	73,353,710	1,094,835	72,258,875

Total	$509,831,087	$18,180,792	$491,650,295

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is as shown in the following tables. The Partnership’s share of the Funds’ net income (loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership’s Statement of Income and Expenses and Partners’ Capital.

	September 30, 2008		For the three months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	25.28%	$9,328,794	$(265,326)	$1,724	$514	$(267,564)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	36.43%	13,441,979	(1,307,175)	5,840	669	(1,313,684)	Commodity Portfolio	Monthly
Altis Master	41.71%	15,390,829	(3,259,332)	10,846	1,787	(3,271,965)	Commodity Portfolio	Monthly

Total		$38,161,602	$(4,831,833)	$18,410	$2,970	$(4,853,213)

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

	September 30, 2008		For the nine months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	25.28%	$9,328,794	$459,846	$5,486	$1,421	$452,939	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	36.43%	13,441,979	1,637,899	18,130	1,742	1,618,027	Commodity Portfolio	Monthly
Altis Master	41.71%	15,390,829	3,277,179	28,650	5,806	3,242,723	Commodity Portfolio	Monthly

Total		$38,161,602	$5,374,924	$52,266	$8,969	$5,313,689

	December 31, 2007		For the three months ended September 30, 2007
				Expenses
	% of					Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	26.48%	$10,625,425	$(1,922,898)	$2,579	$530	$(1,926,007)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.51%	14,246,680	(1,014,816)	7,604	452	(1,022,872)	Commodity Portfolio	Monthly
Altis Master	40.06%	16,071,942	(781,491)	13,423	2,325	(797,239)	Commodity Portfolio	Monthly

Total		$40,944,047	$(3,719,205)	$23,606	$3,307	$(3,746,118)

	December 31, 2007		For the nine months ended September 30, 2007
				Expenses
	% of					Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	26.48%	$10,625,425	$(763,105)	$9,986	$1,479	$(774,570)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.51%	14,246,680	677,926	23,056	1,531	653,339	Commodity Portfolio	Monthly
Altis Master	40.06%	16,071,942	1,764,966	38,644	7,650	1,718,672	Commodity Portfolio	Monthly

Total		$40,944,047	$1,679,787	$71,686	$10,660	$1,597,441

6.	Financial Instrument Risks:

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

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash and distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital decreased 8.0% from $40,119,571 to $36,899,195. This decrease was attributable to the redemptions of 1,788.2030 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,272,858, coupled with the 1,380.7810 redeemable Units of General Partner equivalent units totaling $2,500,000, which was partially offset by the net income from operations of $2,552,482. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to the financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008 the Net Asset Value per Redeemable Unit decreased 10.6% from $2,046.36 to $1,830.53 as compared to a decrease of 8.9% in the third quarter of 2007. The Partnership experienced an unrealized loss, through its investment in the Funds before brokerage commissions and related fees in the third quarter of 2008 of $4,853,213. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates and softs and were partially offset by gains in metals, lumber, indices, U.S. interest rates and livestock. The Partnership experienced a net unrealized loss, through its investments in the Funds’ before brokerage commissions and related fees in the third quarter of 2007 of $3,746,118. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in grains, and lumber.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid these events, the Partnership suffered small losses for the quarter from energy, currencies and agricultural commodities.

Slowing economic conditions around the globe and record high prices in many markets raised concerns that demand for energies and other raw materials would fall. Crude prices reached a new record high in mid-July on supply threats in Nigeria and Brazil and raised tensions over the Iranian nuclear program. However, the subsequent correction was severe, with prices falling around fifteen percent from intra-month highs. Losses were taken most notably in July during the initial reversal and continued throughout the quarter. The U.S. Dollar experienced steep declines in early September, only to reverse late month in a dramatic rise as the financial crisis reached Europe. Short position in Japanese Yen also contributed to losses as exchange rates fell sharply from 108.80 down to 104.66 in the first half of September. In grains markets, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions.

Profits generated from trading equity indices only partially offset losses for the quarter. Equity markets gyrated wildly as market participants waited on a bailout plan from the U.S. Congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 6.4% from $1,719.91 to $1,830.53, as compared to a decrease of 1.7% during the nine months ended September 30, 2007. The Partnership experienced an unrealized gain, through its investments in the Funds before brokerage commissions and related fees during the nine months ended September 30, 2008 of $5,313,689. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. interest rates, livestock, metals, lumber and indices and were partially offset by losses in currencies, non-U.S. interest rates and softs. The Partnership experienced a net unrealized gain, through its investments in the Funds’ before brokerage commissions and related fees for the nine months ended September 30, 2007, of $1,597,441. Gains were primarily attributable to the trading by the Funds of commodity futures in grains, non-U.S. interest rates, metals, lumber and indices and were partially offset by losses in currencies, energy, U.S. interest rates, livestock and softs.

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

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 decreased by $34,457 and $77,559, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions was due to lower average, net assets as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value on the last day of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2008 decreased by $11,851 and $29,619, respectively, as compared to the corresponding periods in 2007. The decrease in management fees for the three and nine months ended September 30, 2008 was due to lower average net assets, as compared to the corresponding periods in 2007.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 2008 resulted in an incentive fee accrual reversal of $1,040,326 and an accrual of $485,722, respectively. Trading performance for the three and nine months ended September 30, 2007 resulted in an incentive fee accrual reversal of $352,981 and an accrual of $94,459, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds’ by market category as of September 30, 2008 and the highest, lowest and average values at any point during the three months ended September 30, 2008. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, Campbell Master’s total capital was $147,187,855. The Partnership owned 6.3% of Campbell Master.

September 30, 2008
(Unaudited)

			Three Months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk *
Currencies:
—OTC Contracts	$2,876,841	1.96%	$6,459,319	$2,876,841	$4,601,348
Energy	541,660	0.37%	1,300,850	541,660	756,787
Interest Rates U.S.	1,312,600	0.89%	1,754,540	597,450	1,482,057
Interest Rates Non-U.S.	1,750,301	1.19%	2,596,726	1,509,566	1,787,253
Metals:
—Exchange Traded Contracts	110,000	0.07%	176,000	7,500	80,417
—OTC Contracts	171,734	0.12%	468,207	171,734	252,869
Indices	2,654,457	1.80%	8,798,196	2,654,457	4,060,971

Total	$9,417,593	6.40%

*	Average month-end Values at Risk

As of September 30, 2008, Aspect Master’s total capital was $203,548,752. The Partnership owned 6.6% of Aspect Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies:
—OTC Contracts	$3,100,873	1.52%	$7,405,062	$2,401,470	$4,709,380
Energy	1,316,062	0.65%	4,174,850	911,275	1,732,633
Grains	142,571	0.07%	1,123,102	84,806	388,994
Interest Rates U.S.	1,519,200	0.75%	3,458,200	128,150	2,014,267
Interest Rates Non-U.S.	3,163,063	1.55%	8,325,577	2,997,830	5,037,763
Livestock	201,100	0.10%	283,500	66,700	187,667
Metals:
—Exchange Traded Contracts	509,000	0.25%	1,027,750	219,500	440,917
—OTC Contracts	1,797,978	0.88%	3,185,925	652,258	1,812,016
Softs	567,631	0.28%	1,461,690	489,113	956,540
Indices	1,619,873	0.80%	7,152,565	1,619,873	3,261,781

Total	$13,937,351	6.85%

*	Average month-end Values at Risk

As of September 30, 2008, Altis Master’s total capital was $80,856,663. The Partnership owned 19.0% of Altis Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk *
Commodity Index	$25,800	0.03%	$48,000	$8,600	$21,933
Currencies:
—Exchange Traded Contracts	1,276,045	1.58%	2,133,841	1,106,800	1,353,718
Energy	1,594,771	1.97%	4,105,253	524,150	1,422,792
Grains	776,014	0.96%	1,668,316	415,944	665,706
Interest Rates U.S.	630,917	0.78%	1,171,750	116,207	472,749
Interest Rates Non -U.S.	1,280,060	1.58%	1,987,012	450,742	1,078,142
Livestock	272,900	0.34%	299,700	108,120	191,567
Metals
—Exchange Traded Contracts	430,747	0.53%	1,429,880	267,830	658,079
—OTC Contracts	1,565,022	1.94%	2,139,082	913,638	1,453,031
Softs	808,786	1.00%	888,084	561,993	707,272
Indices	2,298,877	2.84%	4,329,386	660,145	2,024,404
Lumber	46,200	0.06%	63,100	26,700	39,767

Total	$11,006,139	13.61%

*	Average month-end Values at Risk

Item 4T.	Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.
Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.

     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and ended Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of Units that
	(a) Total Number	(b) Average	Purchased as Part of	May Yet Be
	of Units	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased*	per Unit**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	167.7465	$1,849.23	N/A	N/A
August 1, 2008 – August 31, 2008	263.4829	$1,769.39	N/A	N/A
September 1, 2008 – September 30, 2008	315.9156	$1,830.53	N/A	N/A
	747.1450	$1,813.17

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: November 14, 2008