Form 10-Q
period 2009-03-31
CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2009-05-15
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

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

Yes    No X

As of April 30, 2009, 16,530.2705 Limited Partnership Redeemable Units were outstanding.

CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4T.	Controls and Procedures	21

PART II — Other Information		22 – 24

PART I

Item 1. Financial Statements

Citigroup Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$30,317,821	$37,284,594
Equity in trading account:
Cash	3,940,653	5,558,203
Cash margin	1,040,227	—
Net unrealized appreciation on open futures contracts	60,639	—

	35,359,340	42,842,797
Interest receivable	457	82

Total assets	$35,359,797	$42,842,879

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$62,485	$—
Accrued expenses:
Brokerage commissions	158,838	192,793
Management fees	51,862	62,786
Incentive fees	—	1,958,313
Other	44,421	52,504
Redemptions payable	761,413	1,356,599

Total liabilities	1,079,019	3,622,995

Partners’ Capital:
General Partner, 421.6204 Unit equivalents outstanding at March 31, 2009 and December 31, 2008, respectively	848,014	892,777
Limited Partners, 16,622.2705 and 18,100.2695 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	33,432,764	38,327,107

Total partners’ capital	34,280,778	39,219,884

Total liabilities and partners’ capital	$35,359,797	$42,842,879

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
March 31, 2009
Schedule of Investments
(Unaudited)

	Notional($)/ Number of		% of Partners’
Futures Contracts Purchased	Contracts	Fair Value	Capital

Currencies	25	$(19,155)	(0.06)%
Energy	2	3,020	0.01
Grains	8	3,587	0.01
Indices	9	(849)	(0.00) *
Interest Rates U.S.	79	2,406	0.01
Interest Rates Non-U.S.	96	42,106	0.12
Metals	11	15,860	0.04
Softs	1	544	0.00 *

Total futures contracts purchased		47,519	0.13

Futures Contracts Sold
Currencies	5	7,500	0.02
Energy	3	2,380	0.01
Interest Rates Non-U.S.	25	3,240	0.01

Total futures contracts sold		13,120	0.04

Net unrealized appreciation on open futures contracts		60,639 **	0.17

Unrealized Appreciation on Open Forward Contracts
Currencies	2,872,692	64,301	0.19

Total unrealized appreciation on open forward contracts		64,301	0.19

Unrealized Depreciation on Open Forward Contracts
Currencies	3,461,162	(126,786)	(0.37)

Total unrealized depreciation on open forward contracts		(126,786)	(0.37)

Net unrealized depreciation on open forward contracts		(62,485) ***	(0.18)

Investment in Partnerships
CMF Campbell Master Fund L.P.		8,011,182	23.37
CMF Aspect Master Fund L.P.		10,648,250	31.06
CMF Altis Master Fund L.P.		11,658,389	34.01

Total Investment in Partnerships		30,317,821	88.44

Total fair value		$30,315,975	$88.43%

*	Due to rounding

**	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition
See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$8,558,897	21.82%
CMF Aspect Master Fund L.P.	13,187,938	33.63
CMF Altis Partners Master Fund L.P.	15,537,759	39.62

Total fair value	$37,284,594	95.07%

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(370,063)	$—
Net realized gains (losses) on investment in Partnerships	1,318,915	6,300,000
Change in net unrealized gains (losses) on open contracts	(1,846)	—
Change in net unrealized gains (losses) on investments in Partnerships	(2,141,177)	(2,576,689)

Gain (loss) from trading, net	(1,194,171)	3,723,311
Interest income	1,124	—
Interest income from investment in Partnerships	7,002	175,098

Total income (loss)	(1,186,045)	3,898,409

Expenses:
Brokerage commissions including clearing fees	514,677	597,646
Management fees	164,255	183,762
Incentive fees	—	520,380
Other	27,629	21,730

Total expenses	706,561	1,323,518

Net income (loss)	(1,892,606)	2,574,891
Redemptions — Limited Partners	(3,046,500)	(1,017,509)

Net increase (decrease) in Partners’ Capital	(4,939,106)	1,557,382
Partners’ Capital, beginning of period	39,219,884	40,119,571

Partners’ Capital, end of period	$34,280,778	$41,676,953

Net asset value per Unit (17,043.8909 and 22,769.3904 Units outstanding at March 31, 2009 and 2008, respectively)	$2,011.32	$1,830.39

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(106.17)	$110.48

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Global Diversified Futures Fund L.P., formerly Salomon Smith Barney Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs and U.S. and
non-U.S. interest rates. The Partnership commenced trading on February 2, 1999. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) may trade futures and options contracts of any kind. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”).

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Ltd. (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an “Advisor” and collectively, the “Advisors”) each of which is a registered commodity trading advisor.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses) *	$(96.03)	$134.08
Interest Income	0.45	7.55
Expenses **	(10.59)	(31.15)

Increase (decrease) for the period	(106.17)	110.48
Net Asset Value per Redeemable Unit, beginning of period	2,117.49	1,719.91

Net Asset Value per Redeemable Unit, end of period	$2,011.32	$1,830.39

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended
	March 31,
	2009	2008

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.7)%	(6.1)%

Operating expense	7.8%	7.8%
Incentive fees	—%	1.3%

Total expenses	7.8%	9.1%

Total return:
Total return before incentive fees	(5.0)%	7.8%
Incentive fees	—%	(1.4)%

Total return after incentive fees	(5.0)%	6.4%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities resulting from its investment in other partnerships are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2009, based on a monthly calculation, was $32,410. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2009, was $(1,846). Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Gain (loss)
Sector	from trading
Currencies	$(179,902)
Energy	14,850
Grains	(8,388)
Indices	(10,522)
Interest Rates U.S.	(67,166)
Interest Rates Non-U.S.	(103,885)
Metals	1,558
Softs	(18,454)

Total	$(371,909)

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$60,639	$60,639	$—	$—
Investment in Partnerships	30,317,821	—	30,317,821	—

Total assets	30,378,460	$60,639	$30,317,821	—

Liabilities
Forwards	$62,485	$—	$62,485	—

Total liabilities	62,485	$—	$62,485	$—

Total fair value	$30,315,975	$60,639	$30,255,336	$—

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

5.	Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open futures and forward contracts with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (“FME”) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a contribution of open futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash of $11,227,843 and a contribution of open futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Aspect Master’s and Altis Master’s (the “Funds”) trading of futures, forwards swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the Limited Partner elects to redeem, and inform the Funds.

Management and incentive fees are not charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At March 31, 2009, the Partnership owned approximately 7.3%, 5.1% and 13.9% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2008, the Partnership owned approximately 6.7%, 5.5% and 15.7% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$110,228,900	$712,362	$109,516,538
Aspect Master	209,855,740	2,700,536	207,155,204
Altis Master	84,214,953	315,168	83,899,785

Total	$404,299,593	$3,728,066	$400,571,527

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Altis Master	99,300,545	17,963	99,282,582

Total	$467,123,937	$1,012,060	$466,111,877

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2009		For the three months ended March 31, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							FME
Campbell Master	23.37%	$8,011,182	$30,592	$1,143	$816	$28,633	Portfolio	Monthly

Aspect Master	31.06%	10,648,250	(141,305)	1,967	503	(143,775)	Commodity Portfolio	Monthly

Altis Master	34.01%	11,658,389	(704,547)	5,837	1,540	(711,924)	Commodity Portfolio	Monthly

Total		$30,317,821	$(815,260)	$8,947	$2,859	$(827,066)

	December 31, 2008		For the three months ended March 31, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	21.82%	$8,558,897	$148,122	$2,064	$448	$145,610	FME Portfolio	Monthly
Aspect Master	33.63%	13,187,938	2,050,374	6,813	406	2,043,155	Commodity Portfolio	Monthly
Altis Master	39.62%	15,537,759	1,699,913	10,438	2,035	1,687,440	Commodity Portfolio	Monthly

Total		$37,284,594	$3,898,409	$19,315	$2,889	$3,876,205

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

As both a buyer and seller of options, the Partnership/Funds pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor”s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in the Partnerships (ii) equity in futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized depreciation on forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 12.6% from $39,219,884 to $34,280,778. This decrease was attributable to the redemptions of 1,477.9990 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,046,500, coupled with the net loss from operations of $1,892,606. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.
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

     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses and Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Options. The Partnership and the Funds may purchase and write (sell) both exchange listed and over the counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
      Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 5.0% from $2,117.49 to $2,011.32 as compared to an increase of 6.4% in the first quarter of 2008. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts and investment in partnerships) before brokerage commissions and related fees in the first quarter of 2009 of $1,194,171. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, U.S. interest rates, metals, indices and softs and were partially offset by gains in energy, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts and investment in partnerships) before brokerage commissions and related fees in the first quarter of 2008 of $3,723,311. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates, livestock, softs, currencies, metals, grains, lumber and indices and were partially offset by losses in energy, and non-U.S. interest rates.

The first quarter of 2009 was a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear. The Partnership realized losses for the quarter, primarily in currencies, equity indexes and grains.

In the currencies, the Partnership registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. A sharp rebound in global equity indices resulted in losses in the portfolio. Equity prices moved sharply higher mid-quarter as the U.S. Federal Reserve announced a quantitative-easing package consisted of purchasing $300 billion of longer-term Treasury securities and $750 billion of agency mortgage-backed securities. In grains, losses were realized primarily in the soybean complex. Soybean prices rallied on higher demand speculation for U.S. supplies as Argentina withheld crops to protest export taxes.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2009 decreased by $166,972, as compared to the corresponding period in 2008. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $82,969, as compared to the corresponding period in 2008. The decrease in brokerage commissions was due to lower average net assets, as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value on the last day of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2009 decreased by $19,507, as compared to the corresponding period in 2008. The decrease in management fees for the three and ended March 31, 2009 was due to lower average net assets, as compared to the corresponding period in 2008.

Incentive fees paid annually by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2009. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $520,380. The Advisors will not be paid incentive fees until the Advisors recover the net loss incurred and earn additional new trading profits for the Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main lines of business.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open contracts and, consequently in their earnings and cash balances. The Partnership’s/Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the market in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experiences to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risks.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2009 and the highest, lowest and average values at any point during the three months ended March 31, 2009. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, the Partnership’s total capitalization was $34,280,778.

March 31, 2009
   (Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$557,413	1.63%	$557,413	$19,430	$355,831
Energy	16,750	0.05%	16,750	4,500	9,000
Grains	12,000	0.04%	17,000	3,000	12,333
Interest Rates U.S.	96,900	0.28%	96,900	5,200	57,250
Interest Rates Non -U.S.	118,039	0.34%	152,350	51,782	93,180
Metals	49,242	0.14%	49,242	3,999	24,412
Softs	2,700	0.01%	24,300	2,300	15,000
Indices	78,801	0.23%	162,767	8,476	116,570

Total	$931,845	2.72%

*	Average month-end Values at Risk

As of March 31, 2009, Campbell Master’s total capitalization was $109,516,538. The Partnership owned 7.3% of Campbell Master.

March 31, 2009
   (Unaudited)

			Three Months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,551,925	3.24%	$3,784,166	$2,175,779	$2,853,507
Energy	482,142	0.44%	610,650	101,352	332,741
Interest Rates U.S.	305,160	0.28%	343,825	59,818	221,413
Interest Rates Non-U.S.	2,286,465	2.09%	2,442,697	1,439,949	1,825,642
Metals	496,467	0.45%	557,762	233,479	401,128
Indices	3,005,159	2.75%	4,565,846	1,404,512	2,738,659

Total	$10,127,318	9.25%

*	Average month-end Values at Risk

As of March 31, 2009, Aspect Master’s total capitalization was $207,155,204. The Partnership owned 5.1% of Aspect Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,126,919	1.99%	$5,853,840	$2,836,858	$4,451,524
Energy	743,960	0.36%	1,729,802	723,160	1,147,757
Grains	574,998	0.28%	853,184	336,132	583,598
Interest Rates U.S.	369,500	0.18%	1,623,300	68,325	873,900
Interest Rates Non-U.S.	3,331,599	1.61%	7,058,907	3,056,662	5,312,324
Livestock	225,600	0.11%	247,500	130,800	216,067
Lumber	2,200	0.00%**	2,200	1,100	2,200
Metals	1,627,890	0.78%	3,001,846	1,409,667	2,210,544
Softs	1,074,369	0.52%	1,117,032	648,164	947,488
Indices	1,604,586	0.77%	4,024,021	735,579	1,559,935

Total	$13,681,621	6.60%

*	Average month-end Values at Risk

**	Due to rounding

As of March 31, 2009, Altis Master’s total capitalization was $83,899,785. The Partnership owned 13.9% of Altis Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$967,484	1.15%	$2,264,297	$598,360	$1,468,980
Energy	1,103,486	1.31%	2,059,353	570,944	1,364,364
Grains	471,554	0.56%	1,137,757	169,964	548,046
Interest Rates U.S.	975,800	1.16%	1,344,800	265,892	1,016,362
Interest Rates Non -U.S.	1,764,795	2.10%	2,354,713	1,459,661	1,930,106
Livestock	197,700	0.24%	302,700	157,860	221,067
Metals	1,273,208	1.52%	1,926,819	844,979	1,286,748
Softs	635,096	0.76%	815,920	394,526	633,943
Indices	822,911	0.98%	2,032,460	512,202	1,058,819
Lumber	30,800	0.04%	50,600	26,400	36,300

Total	$8,242,834	9.82%

*	Average month-end Values at Risk

Item 4T.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
     Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
     On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	336.6352	$2,073.23	N/A	N/A
February 1, 2009 – February 28, 2009	762.7999	$2,080.71	N/A	N/A
March 1, 2009 – March 31, 2009	378.5639	$2,011.32	N/A	N/A
	1,477.9990	$2,061.23

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: May 15, 2009