Form 10-Q
period 2009-06-30
CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L P
filed 2009-08-14
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes    No X

As of July 31, 2009, 15,996.8236 Limited Partnership Redeemable Units were outstanding.

CITIGROUP GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4T.	Controls and Procedures	21

PART II — Other Information		22 – 24
Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Citigroup Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$26,290,599	$37,284,594
Equity in trading account:
Cash	5,562,479	5,558,203
Cash margin	228,247	—
Net unrealized appreciation on open futures contracts	2,603	—
Net unrealized appreciation on open forward contracts	23,819	—

	32,107,747	42,842,797
Interest receivable	369	82

Total assets	$32,108,116	$42,842,879

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$144,487	$192,793
Management fees	47,648	62,786
Incentive fees	73,753	1,958,313
Other	36,137	52,504
Redemptions payable	462,904	1,356,599

Total liabilities	764,929	3,622,995

Partners’ Capital:
General Partner, 213.0484 and 421.6204 Unit equivalents outstanding at June 30, 2009 and December 31, 2008, respectively	409,426	892,777
Limited Partners, 16,096.6617 and 18,100.2695 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	30,933,761	38,327,107

Total partners’ capital	31,343,187	39,219,884

Total liabilities and partners’ capital	$32,108,116	$42,842,879

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
June 30, 2009
Schedule of Investments
(Unaudited)

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	6	$(1,363)	(0.00)%*
Interest Rates Non-U.S.	57	14,565	0.04

Total futures contracts purchased		13,202	0.04

Futures Contracts Sold
Indices	6	(10,599)	(0.03)

Total futures contracts sold		(10,599)	(0.03)

Unrealized Appreciation on Open Forward Contracts
Currencies	1,066,461	36,318	0.12

Total unrealized appreciation on open forward contracts		36,318	0.12

Unrealized Depreciation on Open Forward Contracts
Currencies	639,094	(12,499)	(0.04)

Total unrealized depreciation on open forward contracts		(12,499)	(0.04)

Investment in Partnerships

CMF Campbell Master Fund L.P.		6,240,090	19.91
CMF Aspect Master Fund L.P.		8,938,423	28.52
CMF Altis Partners Master Fund L.P.		11,112,086	35.45

Total Investment in Partnerships		26,290,599	83.88

Total fair value		$26,317,021	$83.97%

*	Due to rounding.
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

Citigroup Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$920,512	$—	$550,450	$—
Net realized gains (losses) on investment in Partnerships	(1,990,826)	2,074,154	(671,911)	8,374,151
Change in net unrealized gains (losses) on open contracts	28,269	—	26,422	—
Change in net unrealized gains (losses) on investments in Partnerships	258,518	4,115,045	(1,882,659)	1,538,356

Gain (loss) from trading, net	(783,527)	6,189,199	(1,977,698)	9,912,507
Interest income	1,065	—	2,189	—
Interest income from investment in Partnerships	5,628	119,151	12,630	294,249

Total income (loss)	(776,834)	6,308,350	(1,962,879)	10,206,756

Expenses:
Brokerage commissions including clearing fees	458,544	587,582	973,221	1,185,228
Management fees	147,340	183,753	311,595	367,515
Incentive fees	73,753	1,005,668	73,753	1,526,048
Other	42,057	28,988	69,686	50,715

Total expenses	721,694	1,805,991	1,428,255	3,129,506

Net income (loss)	(1,498,528)	4,502,359	(3,391,134)	7,077,250
Redemptions — Limited Partners	(1,029,688)	(900,650)	(4,076,188)	(1,918,159)
Redemptions — General Partner	(409,375)	(2,500,000)	(409,375)	(2,500,000)

Net increase (decrease) in Partners’ Capital	(2,937,591)	1,101,709	(7,876,697)	2,659,091
Partners’ Capital, beginning of period	34,280,778	41,676,953	39,219,884	40,119,571

Partners’ Capital, end of period	$31,343,187	$42,778,662	$31,343,187	$42,778,662

Net asset value per Unit (16,309.7101 and 20,904.7551 Units outstanding at June 30, 2009 and 2008, respectively)	$1,921.75	$2,046.36	$1,921.75	$2,046.36

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(89.57)	$215.97	$(195.74)	$326.45

See accompanying notes to financial statements.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

1.	General:

Citigroup Global Diversified Futures Fund L.P., formerly Salomon Smith Barney Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The Partnership commenced trading on February 2, 1999. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) may trade futures and options contracts of any kind. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Ltd. (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an “Advisor” and collectively, the “Advisors”) each of which is a registered commodity trading advisor.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$(74.30)	$268.34	$(170.33)	$402.42
Interest income	0.40	5.51	0.85	13.06
Expenses **	(15.67)	(57.88)	(26.26)	(89.03)

Increase (decrease) for the period	(89.57)	215.97	(195.74)	326.45
Net Asset Value per Redeemable Unit, beginning of period	2,011.32	1,830.39	2,117.49	1,719.91

Net Asset Value per Redeemable Unit, end of period	$1,921.75	$2,046.36	$1,921.75	$2,046.36

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.8)%	(6.9)%	(7.8)%	(6.7)%

Operating expense	7.9%	8.1%	7.9%	8.3%
Incentive fees	0.2%	2.5%	0.2%	3.9%

Total expenses	8.1%	10.6%	8.1%	12.2%

Total return:
Total return before incentive fees	(4.2)%	14.4%	(9.0)%	23.2%
Incentive fees	(0.3)%	(2.6)%	(0.2)%	(4.2)%

Total return after incentive fees	(4.5)%	11.8%	(9.2)%	19.0%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2009, based on a monthly calculation, was $203,796. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2009, was $26,422. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	June 30, 2009		June 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$925	Currencies	$36,318

Indices	1,482	Total unrealized appreciation on open forward contracts	$36,318

Interest Rates Non-U.S.	19,304

Total unrealized appreciation on open futures contracts	$21,711

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(2,288)	Currencies	$(12,499)

Indices	(12,081)	Total unrealized depreciation on open forward contracts	$(12,499)

Interest Rates Non-U.S.	(4,739)

Total unrealized depreciation on open futures contracts	$(19,108)

Net unrealized appreciation on open futures contracts	$2,603 *	Net unrealized appreciation on open forward contracts	$23,819 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$525,387	$345,485
Energy	8,540	23,390
Grains	(950)	(9,338)
Indices	209,388	198,866
Interest Rates U.S.	17,985	(49,181)
Interest Rates Non-U.S.	206,165	102,280
Metals	(27,460)	(25,902)
Softs	9,726	(8,728)

Total	$948,781	$576,872

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$2,603	$2,603	$—	$—
Forwards	23,819	—	23,819	—
Investment in Partnerships	26,290,599	—	26,290,599	—

Total assets	26,317,021	2,603	26,314,418	—

Total fair value	$26,317,021	$2,603	$26,314,418	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$37,284,594	$—	$37,284,594	$—

Total fair value	$37,284,594	$—	$37,284,594	$—

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Campbell Master’s, Aspect Master’s and Altis Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

At June 30, 2009, the Partnership owned approximately 7.8%, 5.4% and 13.1% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2008, the Partnership owned approximately 6.7%, 5.5% and 15.7% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$80,156,520	$125,661	$80,030,859
Aspect Master	165,591,176	1,355,048	164,236,128
Altis Master	84,903,096	9,439	84,893,657

Total	$330,650,792	$1,490,148	$329,160,644

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Altis Master	99,300,545	17,963	99,282,582

Total	$467,123,937	$1,012,060	$466,111,877

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2009		For the three months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	19.91%	$6,240,090	$(451,682)	$947	$723	$(453,352)	FME Portfolio	Monthly

Aspect Master	28.52%	8,938,423	(1,252,269)	3,914	472	(1,256,655)	Commodity Portfolio	Monthly

Altis Master	35.45%	11,112,086	(22,729)	2,557	1,686	(26,972)	Commodity Portfolio	Monthly

Total		$26,290,599	$(1,726,680)	$7,418	$2,881	$(1,736,979)

	June 30, 2009		For the six months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	19.91%	$6,240,090	$(421,090)	$2,090	$1,538	$(424,718)	FME Portfolio	Monthly

Aspect Master	28.52%	8,938,423	(1,393,574)	5,881	975	(1,400,430)	Commodity Portfolio	Monthly

Altis Master	35.45%	11,112,086	(727,276)	8,394	3,226	(738,896)	Commodity Portfolio	Monthly

Total		$26,290,599	$(2,541,940)	$16,365	$5,739	$(2,564,044)

	December 31, 2008		For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	21.82%	$8,558,897	$577,050	$1,698	$459	$574,893	FME Portfolio	Monthly
Aspect Master	33.62%	13,187,938	894,788	5,477	667	888,644	Commodity Portfolio	Monthly
Altis Master	39.62%	15,537,759	4,836,512	7,367	1,985	4,827,160	Commodity Portfolio	Monthly

Total		$37,284,594	$6,308,350	$14,542	$3,111	$6,290,697

	December 31, 2008		For the six months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	21.82%	$8,558,897	$725,172	$3,761	$906	$720,505	FME Portfolio	Monthly
Aspect Master	33.62%	13,187,938	2,945,074	12,290	1,073	2,931,711	Commodity Portfolio	Monthly
Altis Master	39.62%	15,537,759	6,536,510	17,804	4,020	6,514,686	Commodity Portfolio	Monthly

Total		$37,284,594	$10,206,756	$33,855	$5,999	$10,166,902

Citigroup Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in the Partnerships (ii) equity in futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital decreased 20.1% from $39,219,884 to $31,343,187. This decrease was attributable to the net loss from operations of $3,391,134, coupled with the redemptions of 2,003.6078 Redeemable Units of Limited Partnership Interest and 208.5720 of the General Partnership Interest, which resulted in an outflow of $4,485,563. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.
     Fair Value Measurements. The Partnership and the Funds adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.
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
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
      Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s second quarter of 2009 the Net Asset Value per Redeemable Unit decreased 4.5% from $2,011.32 to $1,921.75 as compared to an increase of 11.8% in the second quarter of 2008. The Partnership experienced a net trading loss, before brokerage commissions and related fees in the second quarter of 2009 of $783,527. Losses were primarily attributable to the Partnership/Funds’ trading in energy, U.S. and non-U.S. interest rates, metals, softs and lumber, and were partially offset by gains in currencies, grains, livestock and indices. The Partnership experienced a net trading gain, through its investments in the Funds before brokerage commissions and related fees in the second quarter of 2008 of $6,189,196. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals, lumber and indices and were partially offset by losses in softs, U.S. interest rates and livestock.

The markets expressed a broad increase in risk tolerance during the second quarter of 2009 as government programs encouraged the re-leveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the economic crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse than expected economic data, fears about the lack of action by the European Central Bank and a lack of clarity in the economic environment. The Partnership realized losses for the quarter, primarily in fixed income, metals, and energy markets.

Losses were recorded in fixed income as prices of long-dated bonds fell. U.S. fixed income continues to be affected by supply and demand factors. While the U.S. Treasury continued to sell record levels of debt to finance various stimulus packages, the Federal Reserve was seen purchasing Treasuries as part of their quantitative easing activities. In base metals, losses were realized in trading aluminum as prices whipsawed in the second half of the quarter. In precious metals, prices came under pressure as a rally in the U.S. dollar reduced investor demand for precious and base metals. The prices of gold and silver declined as stocks rose and demand waned for the precious metal as a safe haven investment. Improving economic conditions and stalling inventory growth saw WTI crude oil prices rally to six month highs. Prices were also supported by refinery fires in the U.S. and supply disruptions in Nigeria, resulting in losses for the sector.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 9.2% from $2,117.49 to $1,921.75, as compared to an increase 19.0% during the six months ended June 30, 2008. The Partnership experienced a net trading loss, before brokerage commissions and related fees during the six months ended June 30, 2009 of $1,977,698. Losses were primarily attributable to the Partnership/Funds trading in currencies, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in energy, livestock and lumber. The Partnership experienced a net trading gain, through its investments in the Funds before brokerage commissions and related fees during the six months ended June 30, 2008 of $9,912,507. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2009 decreased by $112,458 and $279,430, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2009 decreased by $129,038 and $212,007, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions was due to lower average net assets as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2009 decreased by $36,413 and $55,920, respectively, as compared to the corresponding periods in 2008. The decrease in management fees for the three and six months ended June 30, 2009 was due to lower average net assets as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2009 resulted in an incentive fee accrual of $73,753. Trading performance for the three and six months ended June 30, 2008 resulted in an incentive fee accrual of $1,005,668 and $1,526,048, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2009 and the highest, lowest and average values at any point during the three months ended June 30, 2009. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Partnership’s total capitalization was $31,343,187.

June 30, 2009
   (Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$92,932	0.30%	$773,310	$87,405	$501,282
Indices	75,432	0.24%	133,799	28,653	92,872
Interest Rates Non -U.S.	83,701	0.26%	287,002	24,723	175,144

Total	$252,065	0.80%

*	Average month-end Values at Risk

As of June 30, 2009, Campbell Master’s total capitalization was $80,030,859. The Partnership owned approximately 7.8% of Campbell Master.

June 30, 2009
   (Unaudited)

			Three Months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,013,076	2.51%	$4,303,193	$1,742,660	$2,784,978
Energy	591,618	0.74%	930,274	316,689	610,620
Interest Rates U.S.	753,260	0.94%	1,097,280	75,539	684,291
Interest Rates Non-U.S.	812,683	1.02%	2,212,147	812,683	1,544,432
Metals	396,401	0.50%	506,772	29,024	295,206
Indices	1,690,660	2.11%	3,249,010	1,217,508	2,021,045

Total	$6,257,698	7.82%

*	Average month-end Values at Risk

As of June 30, 2009, Aspect Master’s total capitalization was $164,236,128. The Partnership owned approximately 5.4% of Aspect Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,925,302	2.39%	$9,657,630	$3,162,167	$4,807,028
Energy	1,745,360	1.06%	4,972,100	949,573	2,527,497
Grains	739,855	0.45%	1,461,017	526,909	881,585
Interest Rates U.S.	1,834,830	1.12%	3,009,169	308,273	1,037,083
Interest Rates Non-U.S.	6,195,402	3.77%	8,835,309	3,165,359	5,000,595
Livestock	548,370	0.33%	704,364	230,850	461,213
Lumber	1,650	0.00%**	6,600	1,650	3,224
Metals	2,478,975	1.51%	4,707,270	813,671	2,616,935
Softs	1,533,107	0.93%	2,057,410	1,031,420	1,521,979
Indices	1,869,030	1.14%	2,687,927	994,524	1,771,268

Total	$20,871,881	12.70%

*	Average month-end Values at Risk

**	Due to rounding

As of June 30, 2009, Altis Master’s total capitalization was $84,893,657. The Partnership owned approximately 13.1% of Altis Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,747,946	2.06%	$1,940,441	$851,727	$1,367,987
Energy	1,011,103	1.19%	2,143,145	1,011,103	1,506,509
Grains	493,049	0.58%	698,597	319,102	530,722
Interest Rates U.S.	379,512	0.45%	1,317,330	345,620	836,690
Interest Rates Non -U.S.	1,249,102	1.47%	1,818,335	974,328	1,412,354
Livestock	173,070	0.20%	266,895	126,014	194,043
Metals	1,565,322	1.84%	1,740,683	507,229	1,268,397
Softs	477,137	0.56%	782,168	310,795	498,749
Indices	1,040,595	1.23%	1,692,522	38,250	1,136,022
Lumber	4,950	0.01%	46,200	4,950	27,602

Total	$8,141,786	9.59%

*	Average month-end Values at Risk

Item 4T.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
     On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
     On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
     Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
     On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
     Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Falcon and ASTA/MAT-Related Litigation
     Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
     In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
     ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
     Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
     Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
     Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
     American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
     American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	92.0000	$1,962.75	N/A	N/A
May 1, 2009 – May 31, 2009	192.7326	$2,003.87	N/A	N/A
June 1, 2009 – June 30, 2009	240.8762	$1,921.75	N/A	N/A
	525.6088	$1,959.04

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

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

Date: August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2009