Form 10-Q
period 2009-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2009-11-16
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

c/o Ceres Managed Futures LLC
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

Yes    No X

As of October 31, 2009, 15,599.5827 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	22

PART II — Other Information		23 – 26
Exhibits
Exhibit 3.1(b) Certificate of Amendment of the Certificate of Limited Partnership, dated October 1, 1999
Exhibit 3.1(c) Certificate of Change of the Certificate of Limited Partnership, effective January 31, 2000
Exhibit 3.1(d) Certificate of Amendment of the Certificate of Limited Partnership, May 21, 2003
Exhibit 3.1(e) Certificate of Amendment of the Certificate of Limited Partnership, dated September 21, 2005
Exhibit 3.1(g) Certificate of Amendment of the Certificate of Limited Partnership, dated September 19, 2008
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$26,301,044	$37,284,594
Equity in trading account:
Cash	4,513,741	5,558,203
Cash margin	1,184,288	—
Net unrealized appreciation on open futures contracts	258,876	—
Net unrealized appreciation on open forward contracts	191,749	—

	32,449,698	42,842,797
Interest receivable	240	82

Total assets	$32,449,938	$42,842,879

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$146,025	$192,793
Management fees	47,969	62,786
Incentive fees	137,645	1,958,313
Other	44,775	52,504
Redemptions payable	506,815	1,356,599

Total liabilities	883,229	3,622,995

Partners’ Capital:
General Partner, 213.0484 and 421.6204 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	423,506	892,777
Limited Partners, 15,666.8388 and 18,100.2695 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	31,143,203	38,327,107

Total partners’ capital	31,566,709	39,219,884

Total liabilities and partners’ capital	$32,449,938	$42,842,879

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
September 30, 2009
Schedule of Investments
(Unaudited)

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	83	$78,248	0.25%
Grains	6	6,225	0.02
Indices	6	7,101	0.02
Interest Rates U.S.	28	47,203	0.15
Interest Rates Non-U.S.	107	64,307	0.20
Metals	7	37,800	0.12

Total futures contracts purchased		240,884	0.76

Futures Contracts Sold
Currencies	27	37,912	0.12
Energy	4	(19,920)	(0.06)

Total futures contracts sold		17,992	0.06

Unrealized Appreciation on Forward Contracts
Currencies	10,966,432	192,556	0.61

Total unrealized appreciation on forward contracts		192,556	0.61

Unrealized Depreciation on Forward Contracts
Currencies	1,019,998	(807)	(0.00	) *

Total unrealized depreciation on forward contracts		(807)	(0.00	) *

Investment in Partnerships

CMF Campbell Master Fund L.P.		5,565,061	17.63
CMF Aspect Master Fund L.P.		9,310,373	29.49
CMF Altis Partners Master Fund L.P.		11,425,610	36.20

Total investment in Partnerships		26,301,044	83.32

Total fair value		$26,751,669	$84.75%

*	Due to rounding
See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$8,558,897	21.82%
CMF Aspect Master Fund L.P.	13,187,938	33.63
CMF Altis Partners Master Fund L.P.	15,537,759	39.62

Total fair value	$37,284,594	95.07%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Change in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$9,836	$—	$560,286	$—
Net realized gains (losses) on investment in Partnerships	337,293	(1,952,668)	(334,618)	6,421,483
Change in net unrealized gains (losses) on open contracts	424,203	—	450,625	—
Change in net unrealized gains (losses) on investments in Partnerships	964,463	(2,995,089)	(918,196)	(1,456,733)

Gain (loss) from trading, net	1,735,795	(4,947,757)	(241,903)	4,964,750
Interest income	1,228	—	3,417	—
Interest income from investment in Partnerships	5,580	115,924	18,210	410,173

Total income (loss)	1,742,603	(4,831,833)	(220,276)	5,374,923

Expenses:
Brokerage commissions including clearing fees	440,820	535,278	1,414,041	1,720,506
Management fees	140,968	165,360	452,563	532,875
Incentive fees	63,892	(1,040,326)	137,645	485,722
Other	31,929	32,623	101,615	83,338

Total expenses	677,609	(307,065)	2,105,864	2,822,441

Net income (loss)	1,064,994	(4,524,768)	(2,326,140)	2,552,482
Redemptions — Limited Partners	(841,472)	(1,354,699)	(4,917,660)	(3,272,858)
Redemptions — General Partner	—	—	(409,375)	(2,500,000)

Net increase (decrease) in Partners’ Capital	223,522	(5,879,467)	(7,653,175)	(3,220,376)
Partners’ Capital, beginning of period	31,343,187	42,778,662	39,219,884	40,119,571

Partners’ Capital, end of period	$31,566,709	$36,899,195	$31,566,709	$36,899,195

Net asset value per Unit (15,879.8872 and 20,157.6101 Units outstanding at September 30, 2009 and 2008, respectively)	$1,987.84	$1,830.53	$1,987.84	$1,830.53

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$66.09	$(215.83)	$(129.65)	$110.62

Weighted average units outstanding	16,218.1424	20,456.0481	17,013.5358	21,537.8060

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Global Diversified Futures Fund L.P., (formerly Citigroup Global Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The Partnership commenced trading on February 2, 1999. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) may trade futures and options contracts of any kind. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Ltd. (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an “Advisor” and collectively, the “Advisors”) each of which is a registered commodity trading advisor. With the exception of Waypoint, each Advisor trades the assets allocated to it indirectly through a managed account in the name of a Master fund. The assets allocated to Waypoint are traded directly in a managed account in the name of the Partnership.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).”

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$80.32	$(261.44)	$(90.01)	$140.98
Interest income	0.42	5.59	1.27	18.65
Expenses **	(14.65)	40.02	(40.91)	(49.01)

Increase (decrease) for the period	66.09	(215.83)	(129.65)	110.62
Net Asset Value per Redeemable Unit, beginning of period	1,921.75	2,046.36	2,117.49	1,719.91

Net Asset Value per Redeemable Unit, end of period	$1,987.84	$1,830.53	$1,987.84	$1,830.53

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.7)%	(6.4)%	(7.7)%	(6.7)%

Operating expense	7.8%	7.6%	7.8%	8.1%
Incentive fees	0.2%	—%	0.4%	1.3%

Total expenses	8.0%	7.6%	8.2%	9.4%

Total return:
Total return before incentive fees	3.7%	(10.5)%	(5.7)%	7.8%
Incentive fees	(0.3)%	—%	(0.4)%	(1.4)%

Total return after incentive fees	3.4%	(10.5)%	(6.1)%	6.4%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20 Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2009, based on a monthly calculation, was $249,204. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2009, was $450,625. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	September 30, 2009		September 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$116,160	Currencies	$192,556

Grains	6,225	Total unrealized appreciation on open forward contracts	$192,556

Interest Rates U.S.	47,203
Interest Rates Non-U.S.	64,307
Indices	7,101
Metals	37,800

Total unrealized appreciation on open futures contracts	$278,796

Liabilities		Liabilities

Futures Contracts		Forward Contracts
Energy	$(19,920)	Currencies	$(807)

Total unrealized depreciation on open futures contracts	$(19,920)	Total unrealized depreciation on open forward contracts	$(807)

Net unrealized appreciation on open futures contracts	$258,876 *	Net unrealized appreciation on open forward contracts	$191,749 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$398,216	$743,701
Energy	(51,490)	(28,100)
Grains	6,225	(3,113)
Indices	154,672	353,538
Interest Rates U.S.	(7,693)	(56,874)
Interest Rates Non-U.S.	(90,941)	11,339
Metals	29,850	3,948
Softs	(4,800)	(13,528)

Total	$434,039	$1,010,911

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2).

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and the periods ended September 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$258,876	$258,876	$—	$—
Forwards	191,749	—	191,749	—
Investment in Partnerships	26,301,044	—	26,301,044	—

Total assets	26,751,669	258,876	26,492,793	—

Total fair value	$26,751,669	$258,876	$26,492,793	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$37,284,594	$—	$37,284,594	$—

Total fair value	$37,284,594	$—	$37,284,594	$—

5.	Investment in Partnerships:

The assets allocated to Waypoint for trading are invested directly pursuant to Waypoint’s Diversified Program, a systematic trading program. On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open futures and forward contracts with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (“FME”) Portfolio, a systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a contribution of open futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect’s Diversified Portfolio Program, a systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of the Altis Master with cash of $11,227,843 and a contribution of open futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Diversified Portfolio Program, a systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

Campbell Master’s, Aspect Master’s and Altis Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

Management and incentive fees are not charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At September 30, 2009, the Partnership owned approximately 7.7%, 5.7% and 12.9% of Campbell Master, Aspect Master and Altis Master, respectively. At December 31, 2008, the Partnership owned approximately 6.7%, 5.5% and 15.7% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$72,583,408	$50,225	$72,533,183
Aspect Master	164,579,268	16,670	164,562,598
Altis Master	88,471,368	18,996	88,452,372

Total	$325,634,044	$85,891	$325,548,153

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Altis Master	99,300,545	17,963	99,282,582

Total	$467,123,937	$1,012,060	$466,111,877

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
          Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$3,089,848	$3,106,168	$3,078,368
Aspect Master	9,440,451	9,476,242	9,387,591
Altis Master	4,106,021	4,127,001	4,094,363

Total	$16,636,320	$16,709,411	$16,560,322

	For the nine months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$(2,611,292)	$(2,551,214)	$(2,628,145)
Aspect Master	(16,781,998)	(16,658,459)	(16,878,438)
Altis Master	(924,520)	(863,038)	(978,066)

Total	$(20,317,810)	$(20,072,711)	$(20,484,649)

	For the three months ended September 30, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$(4,786,916)	$(4,320,336)	$(4,356,671)
Aspect Master	(20,271,442)	(19,655,505)	(19,753,889)
Altis Master	(15,487,281)	(15,216,070)	(15,279,538)

Total	$(40,545,639)	$(39,191,911)	$(39,390,098)

	For the nine months ended September 30, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$7,436,006	$9,289,461	$9,163,431
Aspect Master	22,293,556	24,471,311	24,178,434
Altis Master	15,606,019	16,519,695	16,353,520

Total	$45,335,581	$50,280,467	$49,695,385

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	September 30, 2009		For the three months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	17.63%	$5,565,061	$238,467	$1,512	$588	$236,367	FME Portfolio	Monthly

Aspect Master	29.49%	9,310,373	534,534	4,460	499	529,575	Commodity Portfolio	Monthly

Altis Master	36.20%	11,425,610	534,335	2,547	1,701	530,087	Commodity Portfolio	Monthly

Total		$26,301,044	$1,307,336	$8,519	$2,788	$1,296,029

	September 30, 2009		For the nine months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	17.63%	$5,565,061	$(182,623)	$3,602	$2,126	$(188,351)	FME Portfolio	Monthly

Aspect Master	29.49%	9,310,373	(859,040)	10,341	1,474	(870,855)	Commodity Portfolio	Monthly

Altis Master	36.20%	11,425,610	(192,941)	10,941	4,927	(208,809)	Commodity Portfolio	Monthly

Total		$26,301,044	$(1,234,604)	$24,884	$8,527	$(1,268,015)

	December 31, 2008		For the three months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	21.82%	$8,558,897	$(265,326)	$1,724	$514	$(267,564)	FME Portfolio	Monthly
Aspect Master	33.63%	13,187,938	(1,307,175)	5,840	669	(1,313,684)	Commodity Portfolio	Monthly
Altis Master	39.62%	15,537,759	(3,259,332)	10,846	1,787	(3,271,965)	Commodity Portfolio	Monthly

Total		$37,284,594	$(4,831,833)	$18,410	$2,970	$(4,853,213)

	December 31, 2008		For the nine months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	21.82%	$8,558,897	$459,846	$5,486	$1,421	$452,939	FME Portfolio	Monthly
Aspect Master	33.63%	13,187,938	1,637,899	18,130	1,742	1,618,027	Commodity Portfolio	Monthly
Altis Master	39.62%	15,537,759	3,277,178	28,649	5,806	3,242,723	Commodity Portfolio	Monthly

Total		$37,284,594	$5,374,923	$52,265	$8,969	$5,313,689

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

As both a buyer and seller of options, the Partnership/Funds pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Partnerships (ii) equity in futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 19.5% from $39,219,884 to $31,566,709. This decrease was attributable to the net loss from operations of $2,326,140, coupled with the redemptions of 2,433.4307 Redeemable Units of Limited Partnership Interest and 208.5720 of the General Partner Unit equivalent, which resulted in an outflow of $5,327,035. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Fair Value Measurements. The Partnership and the Funds adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and the period ended September 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Change in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and over the counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-65 had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009 the Net Asset Value per Redeemable Unit increased 3.4% from $1,921.75 to $1,987.84 as compared to a decrease of 10.5% in the third quarter of 2008. The Partnership experienced a net trading gain, before brokerage commissions and related fees in the third quarter of 2009 of $1,735,795. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S. and non-U.S. interest rates, livestock, indices, metals, softs and lumber, and were partially offset by losses in energy and grains. The Partnership experienced an unrealized loss, through its investment in the Funds before brokerage commissions and related fees in the third quarter of 2008 of $4,947,757. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates and softs and were partially offset by gains in metals, lumber, indices, U.S. interest rates and livestock.

Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has increased from record lows but remains well below historical averages. The Partnership realized gains for the quarter, primarily in currencies, equity indices, and metals.
Profits were earned from trading currencies as higher yielding currencies and those associated with natural resource based economies, especially Australian dollars, proved particularly strong. Gains were also earned on the back of the equity rally. The combination of strong growth news, benign inflation data and accommodative monetary policy stances from key central banks has continued to support the price action in risky assets. Profits were also recorded in metals, primarily in copper and gold, as prices established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains.
In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trendless and volatile, thus contributing to losses.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 6.1% from $2,117.49 to $1,987.84 as compared to an increase 6.4% during the nine months ended September 30, 2008. The Partnership experienced a net trading loss, before brokerage commissions and related fees during the nine months ended September 30, 2009 of $241,903. Losses were primarily attributable to the Partnership/Funds trading in energy, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in currencies, livestock, indices and lumber. The Partnership experienced an unrealized gain, through its investments in the Funds before brokerage commissions and related fees during the nine months ended September 30, 2008 of $4,964,750. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. interest rates, livestock, metals, lumber and indices and were partially offset by losses in currencies, non-U.S. interest rates and softs.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2009 decreased by $109,116 and $388,546, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $94,458 and $306,465, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions was due to lower average net assets as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $24,392 and $80,312, respectively, as compared to the corresponding periods in 2008. The decrease in management fees for the three and nine months ended September 30, 2009 was due to lower average net assets as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and nine months ended September 30, 2009 resulted in an incentive fee accrual of $63,892 and $137,645, respectively. Trading performance for the three and nine months ended September 30, 2008 resulted in an incentive fee accrual reversal of $1,040,326 and an accrual of $485,722, respectively.

In allocating the assets of the Partnership among Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2009 and the highest, lowest and average values at any point during the three months ended September 30, 2009. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, the Partnership’s total capitalization was $31,566,709. The Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2009
   (Unaudited)

			Three Months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,065,500	3.37%	$1,065,501	$134,932	$749,939
Energy	24,300	0.08%	32,400	16,200	20,539
Grains	9,720	0.03%	9,720	9,720	9,720
Indices	46,040	0.15%	191,996	45,403	132,647
Interest Rates U.S.	79,650	0.25%	103,275	10,125	64,109
Interest Rates Non -U.S.	240,807	0.76%	400,555	84,055	202,440
Metals	31,497	0.10%	31,497	13,499	22,441

Total	$1,497,514	4.74%

*	Average month-end Values at Risk

As of September 30, 2009, Campbell Master’s total capitalization was $72,533,183. The Partnership owned approximately 7.7% of Campbell Master. As of September 30, 2009, the Campbell Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Campbell for trading) was as follows:

September 30, 2009
   (Unaudited)

			Three Months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,410,861	3.32%	$3,560,326	$1,365,144	$2,277,127
Energy	280,538	0.39%	483,280	120,600	287,212
Grains	73,980	0.10%	162,540	20,520	94,638
Interest Rates U.S.	518,603	0.72%	665,550	38,743	446,840
Interest Rates Non-U.S.	1,961,713	2.71%	2,054,733	620,517	1,188,182
Metals	638,982	0.88%	1,109,145	193,929	483,517
Softs	6,300	0.01%	145,740	2,100	61,222
Indices	2,947,078	4.06%	3,340,257	1,088,241	1,846,673

Total	$8,838,055	12.19%

*	Average month-end Values at Risk

As of September 30, 2009, Aspect Master’s total capitalization was $164,562,598. The Partnership owned approximately 5.7% of Aspect Master. As of September 30, 2009, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,366,166	1.44%	$4,191,221	$1,450,765	$2,425,063
Energy	1,968,743	1.20%	2,538,363	1,067,489	1,521,969
Grains	750,505	0.45%	891,787	370,820	687,709
Interest Rates U.S.	2,149,740	1.30%	3,363,654	1,195,838	2,126,906
Interest Rates Non-U.S.	8,067,197	4.90%	10,090,643	4,189,859	6,253,076
Livestock	356,333	0.22%	515,295	149,783	313,466
Lumber	1,650	0.00%**	3,300	1,650	2,475
Metals	2,089,947	1.27%	2,425,890	1,011,784	1,841,692
Softs	1,840,765	1.12%	1,840,765	746,654	1,427,542
Indices	4,177,780	2.54%	4,177,780	750,192	2,501,650

Total	$23,768,826	14.44%

*	Average month-end Values at Risk

**	Due to rounding

As of September 30, 2009, Altis Master’s total capitalization was $88,452,372. The Partnership owned approximately 12.9% of Altis Master. As of September 30, 2009, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,375,602	1.56%	$2,012,974	$1,060,343	$1,601,488
Energy	900,692	1.02%	1,644,207	838,977	1,039,183
Grains	703,735	0.80%	728,369	396,254	583,556
Interest Rates U.S.	586,238	0.66%	645,164	347,575	536,662
Interest Rates Non -U.S.	1,564,942	1.77%	1,658,370	1,052,362	1,342,161
Livestock	133,650	0.15%	153,900	95,522	120,275
Metals	1,353,700	1.53%	1,599,418	741,347	1,300,037
Softs	620,406	0.70%	624,639	397,819	500,753
Indices	3,327,027	3.76%	3,383,400	363,554	1,972,357
Lumber	9,900	0.01%	18,150	8,250	10,000

Total	$10,575,892	11.96%

*	Average month-end Values at Risk

Item 4.	Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A. Risk Factors.

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and OTC markets. One of the proposals would authorize the CFTC and the SEC to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	99.8381	$1,905.59	N/A	N/A
August 1, 2009 – August 31, 2009	75.0270	$1,924.73	N/A	N/A
September 1, 2009 – September 30, 2009	254.9578	$1,987.84	N/A	N/A
Total	429.8229	$1,957.72

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
Exhibits:
3.1 — Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed herein).

(c)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed herein).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed herein).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).
3.2 —Limited Partnership Agreement, dated June 15, 1998 (filed as Exhibit A to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).
10.1 — Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated October 21, 1998 (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).
10.2 —Escrow Agreement among the Partnership, Smith Barney Inc., and European American Bank, dated October 21, 1998 (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).
10.3 — Selling Agreement among the Partnership, Smith Barney Futures Management Inc., and Smith Barney Inc., dated October 21, 1998 (filed as Exhibit 1.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).
10.4 — Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5 — Form of Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Campbell & Company, Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.22 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.6 — Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Form 10-K filed on March 28, 2002 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited for 2008, dated June 5, 2008 (filed as Exhibit 10.22 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.7 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited for 2008, dated June 5, 2008 (filed as Exhibit 10.22 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.8 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
16.1 —Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 16, 2009