Form 10-K
period 2009-12-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-03-31
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30455
GLOBAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4015586

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
55 East 59th Street — 10th Floor
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
Limited Partnership Redeemable Units with an aggregate value of $27,535,923 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2010, 15,179.1457 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Global Diversified Futures Fund L.P., formerly Citigroup Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forwards contracts on United States exchange and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non- U.S. interest rates. The Partnership and the Funds (defined below) may trade futures and options of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000, to the Partnership’s trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-14 under “Item 8. Financial Statements and Supplementary Data.”
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
     As of December 31, 2009, all commodity trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. A description of the trading activities and focus of the Advisor is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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
     On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067. Campbell Master was formed to permit commmodity pools managed now and in the future by Campbell using Campbell’s Financial, Metal and Energy (“FME”) Large Portfolio, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts are permitted to be limited partners of Campbell Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process.
     On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New

York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Aspect Master was formed to permit commodity pools managed now and in the future by Aspect using Aspect’s Diversified Portfolio Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.
     The assets allocated to Waypoint are not invested in a separate limited partnership established by the General Partner, but are held and traded by Waypoint directly in a managed account in the Partnership’s name. Waypoint trades the Partnership’s assets pursuant to its Diversified Program, a systematic trading program.
     The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2009.
     Campbell Master’s, Aspect Master’s and Altis Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
     A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and informs the Funds.
     Management and incentive fees are are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (the “clearing fees”) are borne by the Partnership and the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     For the period January 1, 2009 through December 31, 2009, the approximate market sector allocation for the Partnership was as follows:
     As of December 31, 2009, the Partnership owned approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. As of December 31, 2008, the Partnership had approximately 6.7%, 5.5% and 15.7% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected be the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

     The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.
     Pursuant to the terms of the management agreements (the “Management Agreements”), the Partnership is obligated to pay each Advisor a monthly management equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year), of Net Assets as of the end of each month. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction the current month’s incentive fee accrual, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreements may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership pays CGM a monthly brokerage commission equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. The Partnership pay clearing fees directly and through its investment in the Funds. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2009 was $29,723,936.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
     An investor may lose all of its investment.
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
     An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	Each of the Advisor(s), the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
     Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

Mutual Funds
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
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2009 was 789.

(c)	Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities. There were no additional sales of Redeemable Units in the years ended December 31, 2009, 2008 and 2007. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under. The Redeemable Units were purchased by accredited investors as described in Regulation D.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchases.
          The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 — October 31, 2009	67.2561	$1,904.88	N/A	N/A
November 1, 2009 — November 30, 2009	70.5049	$1,987.89	N/A	N/A
December 1, 2009 — December 31, 2009	43.8743	$1,893.46	N/A	N/A
Total	181.6353	$1,934.34

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Redeemable Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $1,841,153, $2,300,441, $2,403,264, $2,661,982 and, $2,601,185, respectively	$(3,075,903)	$10,609,901	$697,570	$5,785,202	$4,903,268
Total interest income	23,394	423,076	1,485,334	1,687,808	1,038,297

	$(3,052,509)	$11,032,977	$2,182,904	$7,473,010	$5,941,565

Net income (loss)	$(3,817,568)	$8,240,318	$916,481	$5,677,831	$4,631,510

Increase (decrease) in Net Asset Value per Unit	(224.03)	$397.58	$46.83	$192.40	$145.99

Net Asset Value per Unit	$1,893.46	$2,117.49	$1,719.91	$1,673.08	$1,480.68

Total assets	$30,121,084	$42,842,879	$41,097,354	$46,897,075	$47,562,480

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership, directly and through its investment in other Funds, aims to achieve substantial capital appreciation through speculative trading, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures, and forward contracts in those markets.
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
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to Limited Partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: Campbell — Financial, Metal & Energy (“FME”) Large Portfolio,
Aspect — Diversified Program (“Diversified”), Altis — The Global Futures Portfolio, and Waypoint — Diversified Program (“Diversified”). As of December 31, 2009, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Campbell, 15%, Aspect 30%, Altis 36%, and Waypoint 18%. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advsiors and may allocate assets to additional advisors at any time.
     Campbell & Company, Inc.
     Campbell trades its FME portfolio for the Partnership. Campbell’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.
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
     Altis Partners (Jersey) Limited.
     Altis trades its Global Futures Portfolio Program on behalf of the Partnership. It is a systematic, automated trading program that builds on the Principals’ market experience and employs a unique proprietary Advanced Asset Allocator. The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investments changes are implemented after considering their effect on the whole portfolio not just the individual markets concerned.
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
     No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Average Allocation by Commodity Market Sector for the period January 1, 2009 through December 31, 2009.

CMF Campbell Master Fund L.P.

Currencies	34.3%
Energy	4.9%
Grains	0.3%
Interest Rates Non-U.S.	19.6%
Interest Rates U.S.	7.5%
Indices	27.5%
Metals	5.5%
Softs	0.4%

CMF Altis Partners Master Fund L.P.

Currencies	16.3%
Energy	13.2%
Grains	6.3%
Interest Rates Non-U.S.	15.4%
Interest Rates U.S.	7.9%
Indices	17.3%
Livestock	1.8%
Metals	15.2%
Softs	6.6%

CMF Aspect Master Fund L.P.

Currencies	20.7%
Energy	8.2%
Grains	3.3%
Interest Rates Non-U.S.	28.8%
Interest Rates U.S.	7.7%
Indices	11.9%
Livestock	1.5%
Metals	10.8%
Softs	7.1%

Waypoint Capital Management LLC.

Currencies	52.9%
Energy	1.4%
Grains	1.8%
Interest Rates Non-U.S.	20.0%
Interest Rates U.S.	6.3%
Indices	13.2%
Metals	3.2%
Softs	1.2%
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in partnerships, (ii) equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership Funds follows certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “straddles” describe commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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

     As both a buyer and seller of options, the Partnership/Funds pay or receives a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Fund may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
     Other than the risks inherent in commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2018; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Redeemable Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may cause all or some of its Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the last day of any month ending at least three months after such Redeemable Units have been issued, on ten days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 2,615.0660 Redeemable Units were redeemed totaling $5,269,005 and General Partner’s contribution representing 208.5720 Unit equivalents totaling $409,375. For the year ended December 31, 2008, 3,423.9232 Redeemable Units were redeemed totaling $6,640,005 and 1,380.7810 General Partner Unit equivalents totaling $2,500,000. For the year ended December 31, 2007, 3,995.2844 Redeemable Units were redeemed totaling $6,473,756.

     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit decreased 10.6% from $2,117.49 to $1,893.46. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 23.1% from $1,719.91 to $2,117.49. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 2.8% from $1,673.08 to $1,719.91.
     The Partnership experienced a net trading loss, before brokerage commissions and related fees in 2009 of $1,234,750. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, indices, grains, U.S. and non-U.S. interest rates and softs and were partially offset by gains in currencies, livestock, metals and lumber.
      2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had hit bottom in March, banks were seeking to return TARP bailout money and other leading indicators were recovering. The Partnership realized losses due to volatile trends. The volatility was due to sensitivity to news shocks and contrary economic data.
      High levels of volatility created difficult trading conditions in the energy markets. On one hand, the weakness in the U.S. dollar is supportive of the higher prices in energy. However, the decline in demand and excess inventories periodically push prices lower, resulting in losses for the sector as prices whipsawed. Losses were realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest and concerns over the acres likely to be seeded for the new crop.
     The Partnership experienced a net trading gain, before brokerage commissions and related fees in 2008 of $12,910,342. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, indices, grains, metals, lumber, livestock, U.S. and non-U.S. interest rates and were partially offset by losses in currencies and softs.
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

     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s or a Fund’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest (or the Partnership’s allocable share thereof) earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and twelve months ended December 31, 2009 decreased by $11,136 and $399,682, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2009 as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and twelve months ended December 31, 2009 decreased by $152,823 and $459,288, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions for the three and twelve months ended December 31, 2009 was due to lower average net assets as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2009 decreased by $50,642 and $130,954, respectively, as compared to the corresponding periods in 2008. The decrease in management fees for the three and twelve months ended December 31, 2009 was due to lower average net assets as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and twelve months ended December 31, 2009 resulted in an incentive fee accrual reversal of $111,106 and an accrual of $26,539, respectively. Trading performance for the three and twelve months ended December 31, 2008 resulted in an incentive fee accrual of $1,472,591 and $1,958,313, respectively.
     The Partnership experienced a net unrealized gain, before brokerage commissions and related fees in 2007 of $3,100,834. Gains were primarily attributable to the Funds trading in energy, grains, metals, lumber, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, softs and indices.
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
     In allocating the assets of the Partnership among the Advisors, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk.
     The Partnership/Funds are directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
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
     (g) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s and the Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
     Partnership’s and the Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48 “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Evvents. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objectives of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. See Note 9. Subsequent Event on page F-26 under “Item 8. Financial Statements and Supplementary Data.”
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Certain prior period amounts have been reclassified to conform to current years presentation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Introduction
     The Partnership/Funds are a speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.
     The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits.

This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash balances. The Partnership’s/Funds’ market risk are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trades.
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
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.
Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934), as amended (the ''Exchange Act’’). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
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
     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
  The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Waypoint, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. Waypoint directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Waypoint) and indirectly each Fund separately.
     The following tables indicate the trading value at Risk associated with the Partnership’s open position by market category as of December 31, 2009 and 2008. As of December 31, 2009, the Partnership’s total capitalization was $29,723,936.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$357,446	1.20%
Energy	94,382	0.32%
Grains	52,012	0.18%
Interest Rates U.S.	114,616	0.39%
Interest Rates Non-U.S.	448,373	1.51%
Livestock	19,077	0.06%
Lumber	1,408	0.01%
Metals	378,190	1.27%
Softs	173,426	0.58%
Indices	539,261	1.81%

Total	$2,178,191	7.33%

     At December 31, 2008, the Partnership’s total capitalization was $39,219,884

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$741,620	1.89%
Energy	324,233	0.83%
Grains	127,165	0.32%
Interest Rates U.S.	291,632	0.74%
Interest Rates Non-U.S.	830,184	2.12%
Livestock	36,897	0.09%
Lumber	296,953	0.76%
Metals	219,421	0.56%
Softs	216,141	0.55%
Indices	141,016	0.36%

Total	$3,225,262	8.22%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2009 and December 31, 2008, the highest, lowest and average values at any point during the year. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Waypoint was as follows:
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$34,200	0.12%	$1,065,501	$19,430	$430,469

Total	$34,200	0.12%

*	Annual average of month-end Values at Risk

     At December 31, 2009, Campbell Master’s total Capitalization was $62,525,663. The Partnership owned approximately 7.5% of Campbell Master. As of December 31, 2009, the Campbell Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Campbell for trading) was as follows:
December 31, 2009

					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$494,171	0.79%	$4,303,193	$268,184	$2,352,637
Energy	140,600	0.23%	930,274	16,100	358,289
Grains	11,250	0.02%	162,540	6,400	27,905
Interest Rates U.S.	418,260	0.67%	1,097,280	38,743	460,754
Interest Rates Non-U.S.	626,824	1.00%	2,442,697	610,321	1,365,590
Metals	408,384	0.65%	1,109,145	29,024	391,577
Softs	40,700	0.07%	145,740	2,100	27,164
Indices	1,783,059	2.85%	4,565,846	678,383	1,979,007

Total	$3,923,248	6.28%

*	Annual average of month-end Values at Risk

     At December 31, 2008, Campbell Master’s total Capitalization was $127,474,962. The Partnership owned approximately 6.7% of Campbell Master. As of December 31, 2008, the Campbell Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Campbell for trading) was as follows:
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

     At December 31, 2009, Aspect Master’s total Capitalization was $165,138,058. The Partnership owned approximately 5.5% of Aspect Master. As of December 31, 2009, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2009

					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$3,005,547	1.82%	$9,657,630	$1,450,765	$3,783,484
Energy	948,800	0.57%	4,972,100	440,450	1,516,206
Grains	327,245	0.20%	1,461,017	291,283	622,287
Interest Rates U.S.	868,320	0.54%	3,363,654	68,325	1,350,674
Interest Rates Non-U.S.	5,408,866	3.28%	10,090,643	3,056,662	5,677,560
Livestock	155,900	0.09%	704,364	130,800	287,937
Metals	2,647,427	1.60%	4,707,270	813,671	2,289,309
Softs	1,800,229	1.09%	2,057,410	648,164	1,382,129
Indices	4,002,477	2.42%	4,177,780	735,579	2,382,946

Total	$19,164,811	11.61%

*	Annual average of month-end Value at Risk
     At December 31, 2008, Aspect Master’s total Capitalization was $239,354,333. The Partnership owned approximately 5.5% of Aspect Master. As of December 31, 2008, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
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

     At December 31, 2009, Altis Master’s total Capitalization was $84,307,758. The Partnership owned approximately 12.8% of Altis Master. As of December 31, 2009, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
December 31, 2009

					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$1,211,550	1.44%	$2,264,297	$598,360	$1,468,143
Energy	247,290	0.29%	2,143,145	247,290	1,110,020
Grains	259,135	0.31%	1,137,757	169,964	495,014
Interest Rates U.S.	277,254	0.33%	1,344,800	265,892	688,612
Interest Rates Non-U.S.	811,515	0.96%	2,354,713	801,993	1,420,442
Livestock	82,050	0.10%	302,700	76,770	154,601
Lumber	11,000	0.01%	50,600	3,600	20,792
Metals	1,577,754	1.87%	1,948,265	507,229	1,335,488
Softs	557,507	0.66%	815,920	310,795	531,234
Indices	1,448,404	1.72%	3,383,400	38,250	1,540,807

Total	$6,483,459	7.69%

*	Annual average of month-end Value at Risk
     At December 31, 2008, Altis Master’s total Capitalization was $99,282,582. The Partnership owned approximately 15.7% of Altis Master. As of December 31, 2008, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
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
     The following were the primary trading risk exposures of the Partnership and the Funds as of December 31, 2009 by market sector:
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is subject to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Fund are limited to futures on broadly based indices. As of December 31, 2009, the Partnership’s/Funds’ primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (German) and S&P (U.S.) stock indices. The Partnership/Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S.,

European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Fund to avoid being “whipsawed” into numerous small losses.)
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2009.
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
     As part of the General Partner’s/Managing Member risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

GLOBAL DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data.

Page
Number
Oath or Affirmation	F-3

Management’s Report on Internal Control over Financial Reporting	F-4

Reports of Independent Registered Public Accounting Firms	F-5 – F-9

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-10

Condensed Schedules of Investments at December 31, 2009 and 2008	F-11 – F-12

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-13

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-14

Notes to Financial Statements	F-15 – F-26

Selected Unaudited Quarterly Financial Data	F-27

Financial Statements of CMF Campbell Master Fund L.P.

Oath or Affirmation	F-28

Reports of Independent Registered Public Accounting Firms	F-29 – F-31

Statements of Financial Condition at December 31, 2009 and 2008	F-32

Condensed Schedules of Investments at December 31, 2009 and 2008	F-33 – F-34

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-35

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-36

Notes to Financial Statements	F-37 – F-46

Selected Unaudited Quarterly Financial Data	F-47

Financial Statements of CMF Aspect Master Fund L.P.

Oath or Affirmation	F-48

Reports of Independent Registered Public Accounting Firms	F-49 – F-51

Statements of Financial Condition at December 31, 2009 and 2008	F-52

Condensed Schedules of Investments at December 31, 2009 and 2008	F-53 – F-54

Statements of Income and Expenses at December 31, 2009, 2008 and 2007	F-55

Statements of Changes in Partners’ Capital at December 31, 2009, 2008 and 2007	F-56

Notes to Financial Statements	F-57 – F-65

Selected Unaudited Quarterly Financial Data	F-66

GLOBAL DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page
Number
Financial Statements of CMF Altis Partners Master Fund L.P.

Oath or Affirmation	F-67

Reports of Independent Registered Public Accounting Firms	F-68 – F-70

Statements of Financial Condition at December 31, 2009 and 2008	F-71

Condensed Schedules of Investments at December 31, 2009 and 2008	F-72 – F-73

Statements of Income and Expenses at December 31, 2009, 2008 and 2007	F-74

Statements of Changes in Partners’ Capital at December 31, 2009, 2008 and 2007	F-75

Notes to Financial Statements	F-76 – F-83

Selected Unaudited Quarterly Financial Data	F-84

To the Limited Partners of
Global Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Global Diversified Futures Fund L.P.

Ceres Managed Futures LLC
 55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control over
Financial Reporting

     The management of Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.), (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and
     (iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The management of Global Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.
     The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Global Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Global Diversified Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Global Diversified Futures Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Diversified Futures Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
     New York, New York

March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Global Diversified Futures Fund:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Global Diversified Futures Fund (formerly known as Citigroup Global Diversified Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Global Diversified Futures Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Global Diversified Futures Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Global Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Partnerships, at fair value (Note 5)	$24,472,696	$37,284,594
Equity in trading account:
Cash (Note 3c)	5,549,173	5,558,203
Cash margin (Note 3c)	90,225	—
Net unrealized appreciation on open futures contracts	8,930	—

	30,121,024	42,842,797
Interest receivable	60	82

Total assets	$30,121,084	$42,842,879

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$44,055	$—
Accrued expenses:
Brokerage commissions (Note 3c)	135,347	192,793
Management fees (Note 3b)	44,183	62,786
Incentive fees (Note 3b)	26,539	1,958,313
Professional fees	46,548	25,800
Other	17,402	26,704
Redemptions payable (Note 6)	83,074	1,356,599

Total liabilities	397,148	3,622,995

Partners’ Capital: (Notes 1 and 6)
General Partner, 213.0484 and 421.6204 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	403,399	892,777
Limited Partners, 15,485.2035 and 18,100.2695 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	29,320,537	38,327,107

Total partners’ capital	29,723,936	39,219,884

Total liabilities and partners’ capital	$30,121,084	$42,842,879

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	19	$8,930	0.03%

Total futures contracts purchased		8,930	0.03

Unrealized Appreciation on Open Forward Contracts
Currencies	$838,191	12,253	0.04

Total unrealized appreciation on open forward contracts		12,253	0.04

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,036,681	(56,308)	(0.19)

Total unrealized depreciation on open forward contracts		(56,308)	(0.19)

Investment in Partnerships
CMF Campbell Master Fund L.P.		4,660,413	15.68
CMF Aspect Master Fund L.P.		9,018,321	30.34
CMF Altis Partners Master Fund L.P.		10,793,962	36.31

Total investment in Partnerships		24,472,696	82.33

Total fair value		$24,437,571	82.21%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$606,155	$567,818	$—
Net realized gains (losses) on investment in Partnerships	214,199	12,301,849	3,126,552
Change in net unrealized gains (losses) on open contracts	(35,125)	—	—
Change in net unrealized gains (losses) on investments in Partnerships	(2,019,979)	40,675	(25,718)

Gain (loss) from trading, net	(1,234,750)	12,910,342	3,100,834
Interest income (Note 3c)	3,746	1,608	—
Interest income from investment in Partnerships	19,648	421,468	1,485,334

Total income (loss)	(1,211,356)	13,333,418	4,586,168

Expenses:
Brokerage commissions including clearing fees (Note 3c)	1,841,153	2,300,441	2,403,264
Management fees (Note 3b)	588,610	719,564	742,339
Incentive fees (Note 3b)	26,539	1,958,313	404,736
Professional fees	110,468	72,690	64,904
Other	39,442	42,092	54,444

Total expenses	2,606,212	5,093,100	3,669,687

Net income (loss)	$(3,817,568)	$8,240,318	$916,481

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(224.03)	$397.58	$46.83

Weighted average units outstanding	16,713.0389	21,336.4317	25,317.6039

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners Capital at December 31, 2006	$42,696,027	$2,550,140	$45,246,167
Net income (loss)	797,332	119,149	916,481
Sale of 278.1823 Units of General Partner Interest	—	430,679	430,679
Redemption of 3,995.2844 Redeemable Units of Limited Partnership Interest	(6,473,756)	—	(6,473,756)

Partners’ Capital at December 31, 2007	37,019,603	3,099,968	40,119,571
Net income (loss)	7,947,509	292,809	8,240,318
Redemption of 3,423.9232 Redeemable Units of Limited Partnership Interest and 1,380.7810 General Partner Unit equivalents	(6,640,005)	(2,500,000)	(9,140,005)

Partners’ Capital at December 31, 2008	38,327,107	892,777	39,219,884
Net income (loss)	(3,737,565)	(80,003)	(3,817,568)
Redemption of 2,615.0660 Redeemable Units of Limited Partnership Interest and 208.5720 General Partner Unit equivalents	(5,269,005)	(409,375)	(5,678,380)

Partners’ Capital at December 31, 2009	$29,320,537	$403,399	$29,723,936

Net Asset Value per Unit:

2007:	$1,719.91

2008:	$2,117.49

2009:	$1,893.46

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

1.	Partnership Organization:

Global Diversified Futures Fund L.P., formerly Citigroup Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forwards contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, lumber, livestock and U.S. and non-U.S. interest rates. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) may trade futures and options of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000 to the Partnership’s trading account on February 2, 1999, when the Partnership commenced trading. The public offering of Redeemable Units terminated on April 1, 2000 and the Partnership no longer offers Redeemable Units for sale.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. Actual results, could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC, 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s and the Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Fund’s Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by the amendments to ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and Funds amendments to adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$8,930	$8,930	$—	$—
Investment in Partnerships	24,472,696	—	24,472,696	—

Total assets	24,481,626	8,930	24,472,696	—

Liabilities
Forwards	$44,055	$—	$44,055	$—

Total liabilities	44,055	—	44,055	—

Total fair value	$24,437,571	$8,930	$24,428,641	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Partnerships	$37,284,594	$—	$37,284,594	$—

Total fair value	$37,284,594	$—	$37,284,594	$—

d.	Futures Contracts. The Partnership/Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. When the contract is closed, the Partnership/Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Partnership/Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Partnership and Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and Funds writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and Funds purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. See Note 9.

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to the current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Waypoint Capital Management LLC (“Waypoint”) and Altis Partners (Jersey) Limited (“Altis”) (each an advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to it. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

In allocating the assets of the Partnership among Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 9/20 of 1% (5.4% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions are paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All NFA fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) are borne directly by the Partnership and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held for margin requirements was $90,225 and $0, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on Treasury bills purchased). Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the year ended December 31, 2009, based on a quarterly calculation, was 155. The average notional values of currency forward contracts for the year ended December 31, 2009, based on a quarterly calculation, was $5,725,178.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	December 31, 2009

Assets
Futures Contracts
Currencies	$8,930

Total unrealized appreciation on open futures contracts	$8,930

Net unrealized appreciation on open futures contracts	$8,930	*

Assets
Forward Contracts
Currencies	$12,253

Total unrealized appreciation on open forward contracts	$12,253

Liabilities
Forward Contracts
Currencies	$(56,308)

Total unrealized depreciation on open forward contracts	$(56,308)

Net unrealized depreciation on open forward contracts	$(44,055	)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Gain (Loss)
Sector	from trading

Currencies	$571,245
Energy	(16,440)
Grains	15,462
Indices	7,618
Interest Rates U.S.	(75,710)
Interest Rates Non-U.S.	(6,279)
Metals	92,768
Softs	(17,634)

Total	$571,030

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

5.	Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067. Campbell Master was formed to permit commodity pools managed now and in the future by Campbell using Campbell’s Financial, Metal and Energy (“FME”) Large Portfolio, Campbells’ proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 Units of Aspect Master with cash of $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Aspect Master was formed to permit commodity pools managed now and in the future by Aspect using Aspect’s Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 Units of Altis Master with cash of $11,227,843 and a contribution of open commodity futures and forwards positions with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

The assets allocated to Waypoint are not invested in a separate limited partnership established by the General Partner, but are held and traded by Waypoint directly in a managed account in the Partnership’s name. Waypoint trades the Partnership’s assets pursuant to its Diversified Program, a systematic trading program.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2009.

Campbell Master’s, Aspect Master’s and Altis Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained by CGM.

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and informs the Funds.

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At December 31, 2009, the Partnership owned approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. As of December 31, 2008, the Partnership had approximately 6.7%, 5.5% and 15.7% of Campbell Master, Aspect Master and Altis Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2009
		Total	Total
	Total Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Altis Master	84,341,762	34,004	84,307,758

Total	$313,807,173	$1,835,694	$311,971,479

	December 31, 2008
		Total	Total
	Total Assets	Liabilities	Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Altis Master	99,300,545	17,963	99,282,582

Total	$467,123,937	$1,012,060	$466,111,877

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Twelve Months Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Campbell Master	$(2,923,817)	$(2,860,109)	$(2,974,707)
Aspect Master	(18,818,065)	(18,684,829)	(18,997,603)
Altis Master	(4,037,646)	(3,970,425)	(4,128,406)

Total	$(25,779,528)	$(25,515,363)	$(26,100,716)

	For the Twelve Months Ended December 31, 2008
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Campbell Master	$6,817,650	$8,716,578	$8,555,470
Aspect Master	68,781,504	71,028,704	70,690,200
Altis Master	46,523,557	47,469,925	47,259,015

Total	$122,122,711	$127,215,207	$126,504,685

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following table.

For the year ended December 31, 2009

	% of					Net
	Partnership’s		Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	(loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$(205,995)	$5,123	$3,419	$(214,537)	FME Portfolio	Monthly
Aspect Master	30.34%	9,018,321	(980,703)	14,466	2,497	(997,666)	Commodity Portfolio	Monthly
Altis Master	36.31%	10,793,962	(599,434)	13,409	7,942	(620,785)	Commodity Portfolio	Monthly

Total		$24,472,696	$(1,786,132)	$32,998	$13,858	$(1,832,988)

For the year ended December 31, 2008

	% of					Net
	Partnership’s		Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	(loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	21.82%	$8,558,897	$422,161	$6,463	$2,787	$412,911	FME Portfolio	Monthly
Aspect Master	33.63%	13,187,938	4,176,031	20,067	2,293	4,153,671	Commodity Portfolio	Monthly
Altis Master	39.62%	15,537,759	8,165,800	34,297	7,218	8,124,285	Commodity Portfolio	Monthly

Total		$37,284,594	$12,763,992	$60,827	$12,298	$12,690,867

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value per Redeemable Unit as of the last day of any month on 10 days notice to the General Partner provided that no redemption may result in the Limited Partner holding fewer than 3 units after redemption is effected. There is no fee charged to Limited Partners in connection with redemptions.

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(179.89)	$512.64	$39.30
Interest income	1.38	19.30	58.34
Expenses**	(45.52)	(134.36)	(50.81)

Increase (decrease) for the year	(224.03)	397.58	46.83
Net Asset Value per Redeemable Unit, beginning of year	2,117.49	1,719.91	1,673.08

Net Asset Value per Redeemable Unit, end of year	$1,893.46	$2,117.49	$1,719.91

* Includes brokerage commissions.
** Excludes brokerage commissions.

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(7.8)%	(7.0)%	(4.2)%

Operating expenses	7.8%	8.1%	7.7%
Incentive fees	0.1%	5.1%	1.0%

Total expenses	7.9%	13.2%	8.7%

Total return:
Total return before incentive fees	(10.5)%	29.3%	3.8%
Incentive fees	(0.1)%	(6.2)%	(1.0)%

Total return after incentive fees	(10.6)%	23.1%	2.8%

***	Interest income less total expenses.

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

Global Diversified Futures Fund L.P.
Notes to Financial Statement
December 31, 2009

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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership and Funds’ business, these instruments may not be held to maturity.

9.	Subsequent Event:

Effective March 1, 2010, the assets allocated to Waypoint for trading directly were invested in Waypoint Master Fund L.P.

     Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(1,418,192)	$1,301,783	$(1,235,378)	$(1,700,722)
Net income (loss)	$(1,491,428)	$1,064,994	$(1,498,528)	$(1,892,606)
Increase (decrease) in Net Asset Value per Unit	$(94.38)	$66.09	$(89.57)	$(106.17)

	For the	For the	For the	For the
	period from	period from	period from	period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$7,378,560	$(5,367,111)	$5,720,765	$3,300,763
Net income (loss)	$5,687,836	$(4,524,768)	$4,502,359	$2,574,891
Increase (decrease) in Net Asset Value per Unit	$286.96	$(215.83)	$215.97	$110.48

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Campbell Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Campbell Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Campbell Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Campbell Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Campbell Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$57,797,715	$119,063,081
Cash margin (Note 3c)	5,501,376	7,947,067
Net unrealized appreciation on open futures contracts	—	159,230
Net unrealized appreciation on open forward contracts	—	397,543
Options owned, at fair value (cost $96,122 and $36,166 at December 31, 2009 and 2008, respectively)	94,039	20,304

Total assets	$63,393,130	$127,587,225

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$366,940	$—
Net unrealized depreciation on open forward contracts	431,591	—
Options written, at fair value (premium $34,361 and $108,994 at December 31, 2009 and 2008, respectively)	35,406	82,624
Accrued expenses:
Professional fees	33,530	29,639

Total liabilities	867,467	112,263

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 56,557.8676 and 112,523.4490 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	62,525,663	127,474,962

Total liabilities and partners’ capital	$63,393,130	$127,587,225

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	36	$21,183	0.03%
Grains	3	2,325	0.00 *
Interest Rates Non-U.S.	446	(283,167)	(0.45)
Interest Rates U.S.	507	(493,888)	(0.79)
Indices	455	441,278	0.71
Metals	18	(83,265)	(0.13)
Softs	22	(4,234)	(0.00)*

Total futures contracts purchased		(399,768)	(0.63)

Futures Contracts Sold
Energy	1	2,730	0.00 *
Grains	9	2,750	0.00 *
Interest Rates Non-U.S.	136	26,911	0.04
Interest Rates U.S.	2	437	0.00 *

Total futures contracts sold		32,828	0.04

Unrealized Appreciation on Forward Contracts
Currencies	$135,784,768	2,033,847	3.25
Metals	37	285,660	0.46

Total unrealized appreciation on forward contracts		2,319,507	3.71

Unrealized Depreciation on Forward Contracts
Currencies	$154,270,721	(2,642,315)	(4.23)
Metals	17	(108,783)	(0.17)

Total unrealized depreciation on forward contracts		(2,751,098)	(4.40)

Options Owned
Currencies
Calls	$2,499,064,517	49,773	0.08
Puts	$430,245,216	44,266	0.07

Total options owned		94,039	0.15

Options Written
Currencies
Calls	$13,333,773	(26,438)	(0.04)
Puts	$43,764,467,517	(8,968)	(0.01)

Total options written		(35,406)	(0.05)

Total fair value		$(739,898)	(1.18)%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Interest Rates Non-U.S	1,065	$600,131	0.47%
Interest Rates U.S	129	(204,258)	(0.16)
Indices	41	44,667	0.04
Metals	1	3,250	0.00 *

Total futures contracts purchased		443,790	0.35

Futures Contracts Sold
Energy	20	(42,257)	(0.03)
Interest Rates Non-U.S	174	(92,304)	(0.07)
Interest Rates U.S	17	(987)	(0.00)*
Indices	193	(149,012)	(0.12)

Total futures contracts sold		(284,560)	(0.22)

Unrealized Appreciation on Open Forward Contracts
Currencies	$99,409,075	3,229,485	2.53
Metals	2	5,333	0.00 *

Total unrealized appreciation on open forward contracts		3,234,818	2.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$88,487,957	(2,741,087)	(2.15)
Metals	31	(96,188)	(0.08)

Total unrealized depreciation on open forward contracts		(2,837,275)	(2.23)

Options Owned
Currencies
Calls	$18,199,906,162	(2,055)	(0.00)*
Puts	$3,116,570	22,359	0.02

Total options owned		20,304	0.02

Options Written
Currencies
Calls	$13,554,290	(5,765)	(0.00)*
Puts	$62,971,974,893	(76,859)	(0.06)

Total options written		(82,624)	(0.06)

Total fair value		$494,453	0.39%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(1,554,877)	$5,096,789	$(7,020,650)
Change in net unrealized gains (losses) on open contracts	(1,368,940)	1,720,861	(19,893,661)

Gain (loss) from trading, net	(2,923,817)	6,817,650	(26,914,311)
Interest income	63,708	1,898,928	9,721,573

Total income (loss)	(2,860,109)	8,716,578	(17,192,738)

Expenses:
Clearing fees	68,487	114,965	436,254
Professional fees	46,111	46,143	38,051

Total expenses	114,598	161,108	474,305

Net income (loss)	$(2,974,707)	$8,555,470	$(17,667,043)

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(26.58)	$48.81	$(82.98)

Weighted average units outstanding	83,268.2801	158,476.3485	240,248.7234

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$327,090,390
Net income (loss)	(17,667,043)
Sale of 6,744.0375 Redeemable Units of Limited Partnership Interest	7,969,328
Redemption of 77,141.7434 Redeemable Units of Limited Partnership Interest	(90,974,902)
Distribution of interest income to feeder funds	(9,721,573)

Partners’ Capital at December 31, 2007	216,696,200
Net income (loss)	8,555,470
Sale of 7,110.7187 Redeemable Units of Limited Partnership Interest	7,921,000
Redemption of 92,351.1825 Redeemable Units of Limited Partnership Interest	(103,798,780)
Distribution of interest income to feeder funds	(1,898,928)

Partners’ Capital at December 31, 2008	127,474,962
Net income (loss)	(2,974,707)
Sale of 2,270.6919 Redeemable Units of Limited Partnership Interest	2,531,000
Redemption of 58,236.2733 Redeemable Units of Limited Partnership Interest	(64,441,884)
Distribution of interest income to feeder funds	(63,708)

Partners’ Capital at December 31, 2009	$62,525,663

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,095.73

2008:	$1,132.87

2009:	$1,105.52

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The sectors traded include currencies, energy, grains, indices, metals, softs, U.S. and non-U.S. interest rates. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On January 1, 2005, (commencement of trading operations), Potomac Futures Fund L.P., formerly Smith Barney Potomac Futures Fund L.P. (“Potomac”), Diversified Multi-Advisor Futures Fund L.P., formerly Smith Barney Diversified Futures Fund L.P., (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II, formerly Smith Barney Diversified Futures Fund L.P. II, (“Diversified II”), Smith Barney Global Markets Futures Fund L.P. (“Global Markets”), Global Diversified Futures Fund L.P., formerly Citigroup Global Diversified Futures Fund L.P., (“Global Diversified”) and Diversified 2000 Futures Fund L.P., formerly Citigroup Diversified 2000 Futures Fund L.P., (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions with a fair value of $212,488, Global Markets purchased 2,858.0358 Redeemable Units with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. On December 31, 2007, Global Markets redeemed its entire investment of 0.9% in the Master, this amounted to 1,712.0595 Redeemable Units totaling $1,880,624. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, this amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, this amounted to 4,363.4027 Redeemable Units totaling $4,740,726. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the “Advisor”), using the Financial, Metal & Energy Large Portfolio Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Global Diversified and Diversified 2000 owned approximately 83.5%, 7.5% and 9.0% investments in the Master at December 31, 2009, respectively. Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 (each a “Feeder”, collectively the “Funds”) had approximately 71.5%, 5.6%, 5.9%, 6.7%, and 10.3% investments in the Master at December 31, 2008, respectively.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$176,877	$176,877	$—	$—
Options owned	94,039	—	94,039	—

Total assets	270,916	176,877	94,039	—

Liabilities
Futures	$366,940	$366,940	$—	$—
Forwards	608,468	—	608,468	—
Options written	35,406	—	35,406	—

Total liabilities	1,010,814	366,940	643,874	—

Total fair value	$(739,898)	$(190,063)	$(549,835)	$—

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2008	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$159,230	$159,230	$—	$—
Forwards	488,398	—	488,398	—
Options owned	20,304	—	20,304	—

Total assets	667,932	159,230	508,702	—

Liabilities
Forwards	$90,855	$90,855	$—	$—
Options written	82,624	—	82,624	—

Total liabilities	173,479	90,855	82,624	—

Total fair value	$494,453	$68,375	$426,078	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

g.	Options. The Master may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

j.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

k.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

l.	Certain prior period amounts have been reclassified to conform to current year presentation.

m.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $5,501,376 and $7,947,067, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forwards contracts. The Master nets, for financial reporting purposes, the unrealized gain and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 2,054. The average notional values of currency forward and options contracts for the year ended December 31, 2009 based on a quarterly calculation, was $69,725,956,141.

The Master adopted ASC 815 Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partner’s Capital. The following table indicates the fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities.

Assets	December 31, 2009

Futures Contracts
Energy	$28,837
Grains	5,075
Interest Rates Non-U.S.	76,641
Interest Rates U.S.	437
Indices	480,732
Metals	410
Softs	19,185

Total unrealized appreciation on open futures contracts	$611,317

Liabilities
Futures Contracts
Energy	$(4,924)
Interest Rates Non-U.S.	(332,897)
Interest Rates U.S.	(493,888)
Indices	(39,454)
Metals	(83,675)
Softs	(23,419)

Total unrealized depreciation on open futures contracts	$(978,257)

Net unrealized depreciation on open futures contracts	$(366,940)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	December 31, 2009

Assets
Forward Contracts
Currencies	$2,033,847
Metals	285,660

Total unrealized appreciation on open forward contracts	$2,319,507

Liabilities
Forward Contracts
Currencies	$(2,642,315)
Metals	(108,783)

Total unrealized depreciation on open forward contracts	$(2,751,098)

Net unrealized depreciation on open forward contracts	$(431,591	)**

Assets
Options Owned
Currencies	$94,039

Total options owned	$94,039	***

Liabilities
Options Written
Currencies	$(35,406)

Total options written	$(35,406	)****

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Currencies	$1,997,244
Energy	(974,078)
Grains	(20,375)
Indices	(1,252,475)
Interest Rates U.S.	(266,706)
Interest Rates Non-U.S.	(2,892,506)
Metals	687,827
Softs	(202,748)

Total	$(2,923,817	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(26.73)	$37.47	$(123.87)
Interest income	0.77	11.67	41.04
Expenses**	(0.62)	(0.33)	(0.15)

Increase (decrease) for the year	(26.58)	48.81	(82.98)
Distribution of interest income to feeder funds	(0.77)	(11.67)	(41.04)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,132.87	1,095.73	1,219.75

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,105.52	$1,132.87	$1,095.73

*	Includes clearing fees.

**	Excludes clearing fees.

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	1.0%	3.3%

Operating expenses	0.1%	0.1%	0.2%

Total return	(2.4)%	4.5%	(6.8)%

***	Interest income less total expenses.

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

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(329,261)	$3,086,205	$(6,084,826)	$399,286
Net income (loss)	$(346,562)	$3,078,368	$(6,094,561)	$388,048
Increase (decrease) in Net Asset Value per Redeemable Unit	$(7.04)	$47.10	$(69.28)	$2.64

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(587,579)	$(4,348,292)	$10,671,583	$2,865,901
Net income (loss)	$(607,961)	$(4,356,671)	$10,663,067	$2,857,035
Increase (decrease) in Net Asset Value per Redeemable Unit	$(4.11)	$(32.44)	$70.15	$15.21

To the Limited Partners of
CMF Aspect Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Aspect Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Aspect Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Aspect Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Aspect Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Aspect Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Aspect Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Aspect Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Aspect Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$142,959,369	$213,611,724
Cash margin (Note 3c)	22,969,045	18,981,887
Net unrealized appreciation on open futures contracts	—	7,642,556
Net unrealized appreciation on open forward contracts	143,867	—

Total assets	$166,072,281	$240,236,167

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$907,618	$—
Net unrealized depreciation on open forward contracts	—	866,177
Accrued expenses:
Professional fees	26,605	15,657

Total liabilities	934,223	881,834

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 96,151.3601 and 125,803.5845 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	165,138,058	239,354,333

Total liabilities and partners’ capital	$166,072,281	$240,236,167

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	5	$(36,750)	(0.02)%
Energy	233	465,769	0.28
Grains	174	190,195	0.12
Indices	1,391	1,242,828	0.75
Interest Rates U.S.	1,214	(1,328,931)	(0.81)
Interest Rates Non-U.S.	4,941	(1,403,280)	(0.85)
Metals	231	(1,423,928)	(0.86)
Softs	757	1,285,890	0.78

Total futures contracts purchased		(1,008,207)	(0.61)

Futures Contracts Sold
Energy	28	89,080	0.05
Grains	153	22,242	0.01
Indices	1	162	0.00 *
Interest Rates U.S.	36	8,594	0.01
Interest Rates Non-U.S.	217	43,819	0.03
Livestock	179	(137,508)	(0.08)
Softs	205	74,200	0.04

Total futures contracts sold		100,589	0.06

Unrealized Appreciation on Open Forward Contracts
Currencies	$74,114,061	990,192	0.60
Metals	281	769,799	0.47

Total unrealized appreciation on open forward contracts		1,759,991	1.07

Unrealized Depreciation on Open Forward Contracts
Currencies	$95,889,125	(1,487,481)	(0.90)
Metals	70	(128,643)	(0.08)

Total unrealized depreciation on open forward contracts		(1,616,124)	(0.98)

Total fair value		$(763,751)	(0.46)%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	30	$60,984	0.02%
Indices	2	2,573	0.00 *
Interest Rates U.S.	1,224	2,077,625	0.87
Interest Rates Non-U.S.	4,998	5,498,661	2.30
Metals	7	16,820	0.01
Softs	104	206,200	0.08

Total futures contracts purchased		7,862,863	3.28

Futures Contracts Sold
Energy	290	505,202	0.21
Grains	338	(604,114)	(0.25)
Indices	125	(146,058)	(0.06)
Livestock	137	61,865	0.03
Metals	50	31,653	0.01
Softs	411	(68,855)	(0.03)

Total futures contracts sold		(220,307)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Currencies	$51,489,955	1,384,014	0.58
Metals	26	48,387	0.02

Total unrealized appreciation on open forward contracts		1,432,401	0.60

Unrealized Depreciation on Open Forward Contracts
Currencies	$41,384,671	(1,743,244)	(0.73)
Metals	308	(555,334)	(0.23)

Total unrealized depreciation on open forward contracts		(2,298,578)	(0.96)

Total fair value		$6,776,379	2.83%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(11,277,935)	$69,752,159	$20,714,242
Change in net unrealized gains (losses) on open contracts	(7,540,130)	(970,655)	(2,250,581)

Gain (loss) from trading, net	(18,818,065)	68,781,504	18,463,661
Interest income	133,236	2,247,200	7,517,273

Total income (loss)	(18,684,829)	71,028,704	25,980,934

Expenses:
Clearing fees	266,630	302,515	431,717
Professional fees	46,144	35,989	26,148

Total expenses	312,774	338,504	457,865

Net income (loss)	$(18,997,603)	$70,690,200	$25,523,069

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(183.86)	$524.62	$160.42

Weighted average units outstanding	106,915.0569	138,185.2293	163,388.9365

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008, and 2007

Partners’
Capital

Partners’ capital at December 31, 2006	$211,758,913
Net income (loss)	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)

Partners’ capital at December 31, 2007	202,695,220
Net income (loss)	70,690,200
Sale of 14,969.5777 Redeemable Units of Limited Partnership Interest	24,526,285
Redemption of 34,545.0307 Redeemable Units of Limited Partnership Interest	(56,310,172)
Distribution of interest income to feeder funds	(2,247,200)

Partners’ capital at December 31, 2008	239,354,333
Net income (loss)	(18,997,603)
Sale of 17,809.0598 Redeemable Units of Limited Partnership Interest	32,568,105
Redemption of 47,461.2842 Redeemable Units of Limited Partnership Interest	(87,653,541)
Distribution of interest income to feeder funds	(133,236)

Partners’ capital at December 31, 2009	$165,138,058

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,394.25

2008:	$1,902.60

2009:	$1,717.48

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Aspect Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals, and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association(“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On March 1, 2005 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (formerly, Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”), Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.) (“Global Diversified”) and Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) each allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Redeemable Units with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Redeemable Units with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Tactical Diversified purchased 131,340.8450 Redeemable Units with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) purchased 6,469.5213 Redeemable Units with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (“Legion”) purchased 2,450.2307 Redeemable Units with cash equal to 3,000,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) purchased 2,015.3949 Redeemable Units with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 Redeemable Units with a fair value of $4,179,464, which includes interest income of $10,155. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary, systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Institutional Portfolio, Diversified 2000, Global Diversified, Tactical Diversified and Global Futures (each a “Feeder,” collectively the “Funds”) with approximately 8.7%, 12.0%, 5.5%, 60.3%, and 13.5% investments in the Master at December 31, 2009, respectively. Institutional Portfolio, Diversified 2000, Global Diversified, Tactical Diversified and Global Futures had approximately 6.8%, 12.6%, 5.5%, 67.8%, and 7.3% investments in the Master at December 31, 2008, respectively.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$641,156	$641,156	$—	$—

Total assets	641,156	641,156	—	—

Liabilities
Futures	$907,618	$907,618	$—	$—
Forwards	497,289	—	497,289	—

Total liabilities	1,404,907	907,618	497,289	—

Total fair value	$(763,751)	$(266,462)	$(497,289)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$7,642,556	$7,642,556	$—	$—

Total assets	7,642,556	7,642,556	—	—

Liabilities
Forwards	$866,177	$506,947	$359,230	$—

Total liabilities	866,177	506,947	359,230	—

Total fair value	$6,776,379	$7,135,609	$(359,230)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740-10, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current period presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees, including CGM’s direct brokerage commission, shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $22,969,045 and $18,981,887, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 9,972. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $179,140,879.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Assets	December 31, 2009

Futures Contracts
Energy	$574,121
Grains	238,475
Indices	1,310,009
Interest Rates U.S.	27,841
Interest Rates Non-U.S.	820,367
Livestock	1,170
Metals	156,363
Softs	1,560,990

Total unrealized appreciation on open futures contracts	$4,689,336

Liabilities
Futures Contracts
Currencies	$(36,750)
Energy	(19,273)
Grains	(26,038)
Indices	(67,019)
Interest Rates U.S.	(1,348,178)
Interest Rates Non-U.S.	(2,179,828)
Livestock	(138,678)
Metals	(1,580,290)
Softs	(200,900)

Total unrealized depreciation on open futures contracts	$(5,596,954)

Net unrealized depreciation on open futures contracts	$(907,618)*

Assets
Forward Contracts
Currencies	$990,192
Metals	769,799

Total unrealized appreciation on open forward contracts	$1,759,991

Liabilities
Forward Contracts
Currencies	$(1,487,481)
Metals	(128,643)

Total unrealized depreciation on open forward contracts	$(1,616,124)

Net unrealized appreciation on open forward contracts	$143,867 **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$(6,825,819)
Energy	(8,384,587)
Grains	(1,053,672)
Indices	2,125,096
Interest Rates U.S.	(2,393,695)
Interest Rates Non-U.S.	(3,837,479)
Livestock	972,097
Softs	526,733
Metals	53,261

Total	$(18,818,065	)***

***	This amount is in “Gain(loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(184.65)	$508.62	$114.03
Interest income	1.26	16.27	46.55
Expenses**	(0.47)	(0.27)	(0.16)

Increase (decrease) for the year	(183.86)	524.62	160.42
Distribution of interest income to feeder funds	(1.26)	(16.27)	(46.55)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,902.60	1,394.25	1,280.38

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,717.48	$1,902.60	$1,394.25

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss)***	(0.1)%	0.9%	3.3%

Operating expenses	0.2%	0.2%	0.2%

Total return	(9.7)%	37.6%	12.5%

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for Aspect Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the	For the	For the	For the
	period from	period from	period from	period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(2,100,606)	$9,396,484	$(23,478,167)	$(2,769,170)
Net income (loss)	$(2,119,165)	$9,387,591	$(23,487,080)	$(2,778,949)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(24.09)	$98.92	$(230.09)	$(28.60)

	For the	For the	For the	For the
	period from	period from	period from	period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,521,870	$(19,743,784)	$14,513,377	$29,434,726
Net income (loss)	$46,511,766	$(19,753,889)	$14,503,460	$29,428,863
Increase (decrease) in Net Asset Value per Redeemable Unit	$363.39	$(148.72)	$106.51	$203.44

To the Limited Partners of
CMF Altis Partners Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Altis Partners Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Altis Partners Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Altis Partners Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Altis Partners Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Altis Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Altis Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Altis Partners Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Altis Partners Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Altis Partners Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Altis Partners Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$72,536,409	$69,644,254
Cash margin (Note 3c)	6,880,657	14,456,853
Net unrealized appreciation on open futures contracts	3,658,632	13,064,649
Net unrealized appreciation on open forward contracts	1,266,064	2,134,789

Total assets	$84,341,762	$99,300,545

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$34,004	$17,963

Total liabilities	34,004	17,963

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 26,342.3882 and 29,515.9972 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	84,307,758	99,282,582

Total liabilities and partners’ capital	$84,341,762	$99,300,545

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	151	$(86,245)	(0.10)%
Energy	137	(133,827)	(0.16)
Grains	145	70,145	0.08
Indices	261	644,786	0.77
Interest Rates U.S.	462	619,047	0.73
Interest Rates Non-U.S.	744	1,423,043	1.69
Livestock	4	3,280	0.00 *
Metals	182	474,556	0.56
Softs	311	763,907	0.91

Total futures contracts purchased		3,778,692	4.48

Futures Contracts Sold
Currencies	256	161,999	0.19
Energy	116	(383,104)	(0.45)
Grains	126	77,989	0.09
Interest Rates U.S.	70	61,922	0.07
Interest Rates Non-U.S.	52	22,694	0.03
Livestock	90	(96,250)	(0.11)
Metals	6	1,750	0.00 *
Softs	48	32,940	0.04

Total futures contracts sold		(120,060)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	400	3,166,023	3.75

Total unrealized appreciation on open forward contracts		3,166,023	3.75

Unrealized Depreciation on Open Forward Contracts
Metals	367	(1,899,959)	(2.25)

Total unrealized depreciation on open forward contracts		(1,899,959)	(2.25)

Total fair value		$4,924,696	5.84%

* Due to rounding

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	221	$359,977	0.36%
Grains	3	638	0.00 *
Indices	137	196,752	0.20
Interest Rates U.S.	872	2,743,895	2.76
Interest Rates Non-U.S.	1,565	4,508,352	4.54
Livestock	15	(1,500)	(0.00)*
Metals	44	198,430	0.20
Softs	119	364,297	0.37

Total futures contracts purchased		8,370,841	8.43

Futures Contracts Sold
Currencies	124	596,380	0.60
Energy	470	1,119,463	1.13
Grains	693	712,530	0.72
Indices	45	(21,735)	(0.02)
Interest Rates Non-U.S.	60	44,808	0.04
Livestock	174	644,715	0.65
Lumber	35	229,460	0.23
Metals	227	652,283	0.66
Softs	265	715,904	0.72

Total futures contracts sold		4,693,808	4.73

Unrealized Appreciation on Open Forward Contracts
Metals	225	3,764,562	3.79

Total unrealized appreciation on open forward contracts		3,764,562	3.79

Unrealized Depreciation on Open Forward Contracts
Metals	192	(1,629,773)	(1.64)

Total unrealized depreciation on open forward contracts		(1,629,773)	(1.64)

Total fair value		$15,199,438	15.31%

* Due to rounding

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$6,237,096	$43,242,776	$8,388,931
Change in net unrealized gains (losses) on open contracts	(10,274,742)	3,280,781	5,902,514

Gain (loss) from trading, net	(4,037,646)	46,523,557	14,291,445
Interest income	67,221	946,368	2,316,916

Total income (loss)	(3,970,425)	47,469,925	16,608,361

Expenses:
Clearing fees	97,912	174,092	174,310
Professional fees	60,069	36,818	38,430

Total expenses	157,981	210,910	212,740

Net income (loss)	$(4,128,406)	$47,259,015	$16,395,621

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(160.69)	$1,419.53	$434.50

Weighted average units outstanding	27,447.9300	35,038.6637	34,674.0707

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ capital at December 31, 2006	$45,727,192
Net income (loss)	16,395,621
Sale of 15,332.4004 Redeemable Units of Limited Partnership Interest	24,794,065
Redemption of 7,165.6466 Redeemable Units of Limited Partnership Interest	(12,341,087)
Distribution of interest income to feeder funds	(2,316,916)

Partners’ capital at December 31, 2007	72,258,875
Net income (loss)	47,259,015
Sale of 7,905.1589 Redeemable Units of Limited Partnership Interest	19,703,367
Redemption of 15,042.4224 Redeemable Units of Limited Partnership Interest	(38,992,307)
Distribution of interest income to feeder funds	(946,368)

Partners’ capital at December 31, 2008	99,282,582
Net income (loss)	(4,128,406)
Sale of 7,949.9256 Redeemable Units of Limited Partnership Interest	25,607,383
Redemption of 11,123.5346 Redeemable Units of Limited Partnership Interest	(36,386,580)
Distribution of interest income to feeder funds	(67,221)

Partners’ capital at December 31, 2009	$84,307,758

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,971.42

2008:	$3,363.69

2009:	$3,200.46

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Altis Partners Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On November 1, 2005 (commencement of trading operations), Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.) (“Global Diversified”) and Emerging CTA Portfolio L.P. (formerly, Citigroup Emerging CTA Portfolio L.P.) (“Emerging CTA”) allocated a portion of their capital to the Master. Global Diversified purchased 13,013.6283 Redeemable Units with cash equal to $11,227,843 and a contribution of open commodity futures and forward positions with a fair value of $1,785,785. Emerging CTA purchased 4,898.1251 Redeemable Units with cash equal to $4,196,275 and a contribution of open commodity futures and forward positions with a fair value of $701,851. On February 1, 2006, Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 3,989.7912 Redeemable Units with cash equal to $5,000,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,600.3547 Redeemable Units with a fair value of $2,500,000. The Master was formed to permit commodity pools managed now or in the future by Altis Partners (Jersey) Limited (the “Advisor”) using the Global Futures Portfolio Program, the Advisor’s proprietary systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Global Diversified, Emerging CTA, Institutional Portfolio and Global Futures (each a “Feeder”, collectively the “Funds”) with approximately 12.8%, 33.6%, 25.3% and 28.3% investments in the Master at December 31, 2009, respectively. Global Diversified, Emerging CTA, Institutional Portfolio and Global Futures had approximately 15.7%, 35.7%, 24.7% and 23.9% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements an accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gain or loss and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$3,658,632	$3,658,632	$—	$—
Forwards	1,266,064	1,266,064	—	—

Total fair value	$4,924,696	$4,924,696	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$13,064,649	$13,064,649	$—	$—
Forwards	2,134,789	2,134,789	—	—

Total fair value	$15,199,438	$15,199,438	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current period presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $6,880,657 and $14,456,853, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210 Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 4,416.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31,
2009

Assets
Futures Contracts
Currencies	$513,272
Energy	34,206
Grains	201,302
Indices	646,144
Interest Rates U.S.	806,247
Interest Rates Non-U.S.	1,623,556
Livestock	20,960
Metals	489,601
Softs	861,460

Total unrealized appreciation on open futures contracts	$5,196,748

Liabilities
Futures Contracts
Currencies	$(437,517)
Energy	(551,137)
Grains	(53,169)
Indices	(1,358)
Interest Rates U.S.	(125,278)
Interest Rates Non-U.S.	(177,819)
Livestock	(113,930)
Metals	(13,295)
Softs	(64,613)

Total unrealized depreciation on open futures contracts	$(1,538,116)

Net unrealized appreciation on open futures contracts	$3,658,632 *

Assets
Forward Contracts
Metals	$3,166,023

Total unrealized appreciation on open forward contracts	$3,166,023

Liabilities
Forward Contracts
Metals	$(1,899,959)

Total unrealized depreciation on open forward contracts	$(1,899,959)

Net unrealized appreciation on open forward contracts	$1,266,064 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the twelve months ended December 31, 2009.

	December 31, 2009
Sector	Gain (Loss) from trading

Currencies	$90,312
Energy	(3,628,727)
Grains	(2,301,628)
Indices	(942,057)
Interest Rates U.S.	(750,482)
Interest Rates Non-U.S.	313,186
Livestock	340,475
Lumber	(229,460)
Metals	2,922,408
Softs	148,327

Total	(4,037,646	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(160.98)	$1,393.37	$367.31
Interest income	2.54	27.26	68.30
Expenses**	(2.25)	(1.10)	(1.11)

Increase (decrease) for the year	(160.69)	1,419.53	434.50
Distribution of interest income to feeder funds	(2.54)	(27.26)	(68.30)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	3,363.69	1,971.42	1,605.22

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$3,200.46	$3,363.69	$1,971.42

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss)***	(0.1)%	0.9%	3.6%

Operating expenses	0.2%	0.3%	0.4%

Total return	(4.8)%	72.0%	27.1%

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for Altis Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the	For the	For the	For the
	period from	period from	period from	period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(3,126,708)	$4,107,431	$(196,386)	$(4,852,674)
Net income (loss)	$(3,150,340)	$4,094,363	$(209,227)	$(4,863,202)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(120.89)	$153.67	$(7.77)	$(185.70)

	For the	For the	For the	For the
	period from	period from	period from	period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$30,914,449	$(15,270,584)	$23,717,513	$7,934,455
Net income (loss)	$30,905,495	$(15,279,538)	$23,708,108	$7,924,950
Increase (decrease) in Net Asset Value per Redeemable Unit	$982.42	$(466.12)	$684.52	$218.71

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers or directors and its affairs are managed by the General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $1,841,153 were earned by CGM for the year ended December 31, 2009. Management fees and incentive fees of $588,610 and $26,539, respectively, were earned by the Advisors for the year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)	Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 213.0484 (1.4%) Redeemable Unit equivalents as of December 31, 2009.

Principles of the General Partner who own Redeemable Units. None

(c)	Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$54,300
PwC	$49,600
KPMG	$4,200
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax Compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$20,000
2008	$16,700
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008.

Condensed Schedules of Investments at December 31, 2009 and 2008.

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Notes to the Financial Statements

(2) Exhibits:

3.1 Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c) Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Offices of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2 Limited Partnership Agreement, dated June 15, 1998 (filed as Exhibit A to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

10.1 Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated October 21, 1998 (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).

10.2 Escrow Agreement among the Partnership, Smith Barney Inc. and European American Bank, dated October 21, 1998 (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).

10.3 Selling Agreement among the Partnership, Smith Barney Futures Management Inc. and Smith Barney Inc., dated October 21, 1998 (filed as Exhibit 1.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).

10.4 Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5 Form of Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 on August 20, 1998 and incorporated herein by reference).

(a) Letter extending Management Agreement between the General Partner and Campbell & Company, Inc. for 2009, dated June 9, 2009 (filed herein).

10.6 Form of Management Agreement among the Partnership the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Form 10-K filed on March 28, 2002 and incorporated herein by reference).

(a) Letter extending Management Agreement between the General Partner and Aspect Capital Limited for 2009, dated June 9, 2009 (filed herein).

10.7 Form of Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).

(a) Letter extending Management Agreement between the General Partner and Altis Partners (Jersey) Limited for 2009, dated June 9, 2009 (filed herein).

10.8 Form of Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit l0.22 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

(a) Letter extending Management Agreement between the General Partner and Waypoint Capital Management LLC for 2009, dated June 9, 2008 (filed herein).

16.1 Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2 Letter from PricewaterhouseCoopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).

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

31.1 — Rule 13a-14(a)/15d-14(a) Certifications (Certifications of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certifications (Certifications of Chief Financial Officer and Director).

32.1 — Section 1350 Certifications (Certifications of President and Director).

32.2 — Section 1350 Certifications (Certifications of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

GLOBAL DIVERSIFED FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci	/s/ Shelley Deavitt Ullman Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Daryl Dewbrey

Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Raymond Nolte

Raymond Nolte
Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.