Form 10-Q
period 2010-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-05-17
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 14,953,2865 units to follow Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 24

Item 4.	Controls and Procedures	25

PART II — Other Information		26 – 29
Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$28,844,234	$24,472,696
Equity in trading account:
Cash	63,151	5,549,173
Cash margin	34,316	90,225
Net unrealized appreciation on open futures contracts	—	8,930

	28,941,701	30,121,024
Interest receivable	—	60

Total assets	$28,941,701	$30,121,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$34,316	$44,055
Accrued expenses:
Brokerage fees	130,083	135,347
Management fees	42,113	44,183
Incentive fees	—	26,539
Other	58,842	63,950
Redemptions payable	144,563	83,074

Total liabilities	409,917	397,148

Partners’ Capital:
General Partner, 157.9234 and 213.0484 Unit equilavents outstanding at March 31, 2010 and December 31, 2009, respectively	295,276	403,399
Limited Partners, 15,101.8288 and 15,485.2035 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	28,236,508	29,320,537

Total partners’ capital	28,531,784	29,723,936

Total liabilities and partners’ capital	$28,941,701	$30,121,084

Net Asset per Unit	$1,869.74	$1,893.46

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
March 31, 2010
Condensed Schedule of Investments
(Unaudited)

			% of Partners’
	Notional($)	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts
Currencies	$1,198,479	$39,798	0.14%

Total unrealized appreciation on open forward contracts		39,798	0.14

Unrealized Depreciation on Open Forward Contracts
Currencies	$1,198,479	(74,114)	(0.26)

Total unrealized depreciation on open forward contracts		(74,114)	(0.26)

Investment in Partnerships
CMF Campbell Master Fund L.P.		4,119,802	14.44
CMF Aspect Master Fund L.P.		9,238,330	32.38
CMF Altis Partners Master Fund L.P.		10,452,513	36.63
Waypoint Master Fund L.P.		5,033,589	17.64

Total investment in Partnerships		28,844,234	101.09

Total fair value		$28,809,918	$100.97%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Change in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(450,734)	$(370,063)
Net realized gains (losses) on investment in Partnerships	(262,140)	1,318,915
Change in net unrealized gains (losses) on open contracts	809	(1,846)
Change in net unrealized gains (losses) on investments in Partnerships	878,692	(2,141,177)

Gain (loss) from trading, net	166,627	(1,194,171)
Interest income	239	1,124
Interest income from investment in Partnerships	3,212	7,002

Total income (loss)	170,078	(1,186,045)

Expenses:
Brokerage fees including clearing fees	401,602	514,677
Management fees	125,707	164,255
Other	35,336	27,629

Total expenses	562,645	706,561

Net income (loss)	(392,567)	(1,892,606)
Redemptions — General Partner	(100,000)	—
Redemptions — Limited Partners	(699,585)	(3,046,500)

Net increase (decrease) in Partners’ Capital	(1,192,152)	(4,939,106)
Partners’ Capital, beginning of period	29,723,936	39,219,884

Partners’ Capital, end of period	$28,531,784	$34,280,778

Net Asset Value per Unit (15,259.7522 and 17,043.8909 Units outstanding at March 31, 2010 and 2009, respectively)	$1,869.74	$2,011.32

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(23.72)	$(106.17)

Weighted average units outstanding	15,531.4181	18,043.1998

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, lumber, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The Partnership commenced trading on February 2, 1999. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) may trade futures and options contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an “Advisor” and collectively, the “Advisors”) each of which is a registered commodity trading advisor.

The General Partner and each limited partner of the Partnership each, a (Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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
          On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$(13.56)	$(96.03)
Interest income	0.22	0.45
Expenses **	(10.38)	(10.59)

Increase (decrease) for the period	(23.72)	(106.17)
Net Asset Value per Redeemable Unit, beginning of period	1,893.46	2,117.49

Net Asset Value per Redeemable Unit, end of period	$1,869.74	$2,011.32

*	Includes brokerage and clearing fees.

**	Excludes brokerage and clearing fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.0)%	(7.7)%

Operating expense	8.0%	7.8%
Incentive fees	—%	—%

Total expenses	8.0%	7.8%

Total return:
Total return before incentive fees	(1.3)%	(5.0)%
Incentive fees	—%	—%

Total return after incentive fees	(1.3)%	(5.0)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s pro-rata share of the results of the trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210 Balance Sheet have been met.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009 based on a monthly calculation, was 178 and 189, respectively. The average notional values of currency forward contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009 based on a monthly calculation, was $13,655,530 and $7,716,042, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments traded directly by the Partnership of futures and forward contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Forward Contracts

Currencies	$39,798

Total unrealized appreciation on open forward contracts	$39,798

Liabilities
Forward Contracts

Currencies	$(74,114)

Total unrealized depreciation on open forward contracts	$(74,114)

Net unrealized depreciation on open forward contracts	$(34,316)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

	December 31, 2009

Assets
Futures Contracts
Currencies	$8,930

Total unrealized appreciation on open futures contracts	$8,930

Net unrealized appreciation on open futures contracts	$8,930	*

Assets
Forward Contracts
Currencies	$12,253

Total unrealized appreciation on open forward contracts	$12,253

Liabilities
Forward Contracts
Currencies	$(56,308)

Total unrealized depreciation on open forward contracts	$(56,308)

Net unrealized depreciation on open forward contracts	$(44,055	)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(273,384)	$(179,902)
Energy	1,530	14,850
Grains	(26,600)	(8,388)
Indices	(97,391)	(10,522)
Interest Rates U.S.	(93,556)	(67,166)
Interest Rates Non-U.S.	37,570	(103,885)
Metals	(9,250)	1,558
Softs	11,156	(18,454)

Total	$(449,925)	$(371,909)

4.	Fair Value Measurements:

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

Partnership’s and the Fund’s Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by the amendments to ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2).

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$28,844,234		$28,844,234

Total Assets	28,844,234	—	28,844,234	—

Liabilities
Forwards	34,316	—	34,316

Total Liabilities	34,316	—	34,316	—

Total fair value	$28,809,918	$—	$28,809,918	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$8,930	$8,930	$—	$—
Investment in Partnerships	24,472,696	—	24,472,696	—

Total assets	24,481,626	8,930	24,472,696	—

Liabilities
Forwards	$44,055	$—	$44,055	$—

Total liabilities	44,055	—	44,055	—

Total fair value	$24,437,571	$8,930	$24,428,641	$—

5.	Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 units of Campbell Master with cash of $17,341,826 and a contribution of open futures and forward contracts with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (“FME”) Large Portfolio, Campbell’s proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 units of Aspect Master with cash of $14,955,106 and a contribution of open futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using Aspect’s Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of the Altis Master with cash of $11,227,843 and a contribution of open futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,959.4220 units of Waypoint Master with cash of $4,959,422. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.

Campbell Master’s, Aspect Master’s, Altis Master’s and Waypoint Master’s (the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem, and informs the Funds.

Management and incentive fees are not charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At March 31, 2010, the Partnership owned approximately 8.0%, 5.5%, 12.8% and 13.2 of Campbell Master, Aspect Master, Altis Master and Waypoint Master, respectively. At December 31, 2009, the Partnership had approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$51,536,169	$38,004	$51,498,165
Aspect Master	167,272,848	8,692	167,264,156
Altis Master	82,011,747	348,632	81,663,115
Waypoint Master	38,081,301	6,200	38,075,101

Total	$338,902,065	$401,528	$338,500,537

	December 31, 2009
		Total	Total
	Total Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Altis Master	84,341,762	34,004	84,307,758

Total	$313,807,173	$1,835,694	$311,971,479

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
          Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Three months ended March 31, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$(1,562,624)	$(1,556,138)	$(1,598,808)
Aspect Master	6,886,287	6,906,384	6,838,397
Altis Master	2,136,066	2,147,292	2,097,041
Waypoint Master	573,053	576,360	561,555

Total	$8,032,782	$8,073,898	$7,898,185

	For the Three months ended March 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$390,079	$414,875	$388,048
Aspect Master	(2,779,450)	(2,729,548)	(2,778,949)
Altis Master	(4,834,160)	(4,813,133)	(4,863,202)

Total	$(7,223,531)	$(7,127,806)	$(7,254,103)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2010		For the three months ended March 31, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	14.44%	$4,119,802	$(114,703)	$2,404	$879	$(117,986)	FME Portfolio	Monthly

Aspect Master	32.38%	9,238,330	382,758	2,852	884	379,022	Commodity Portfolio	Monthly

Altis Master	36.63%	10,452,513	275,585	4,927	1,544	269,114	Commodity Portfolio	Monthly

Waypoint Master	17.64%	5,033,589	76,124	1,137	820	74,167	Commodity Portfolio	Monthly

Total		$28,844,234	$619,764	$11,320	$4,127	$604,317

	December 31, 2009		For the three months ended March 31, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$30,592	$1,143	$816	$28,633	FME Portfolio	Monthly
Aspect Master	30.34%	9,018,321	(141,305)	1,967	503	(143,775)	Commodity Portfolio	Monthly
Altis Master	36.31%	10,793,962	(704,547)	5,837	1,540	(711,924)	Commodity Portfolio	Monthly

Total		$24,472,696	$(815,260)	$8,947	$2,859	$(827,066)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.

The General Partner monitors and attempts to controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

7. Critical Accounting Policies:
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
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
     Partnership’s and the Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended March 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
     Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740 Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

Net Income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in the partnerships and (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized depreciation on forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital decreased 4.0% from $29,723,936 to $28,531,784. This decrease was attributable to the net loss from operations of $392,567, coupled with the redemptions of 383.3747 Redeemable Units of Limited Partnership Interest totaling $699,585 and 55.1250 of the General Partner Unit equivalents, totaling $100,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
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
     Partnership’s and the Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended March 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2010 the Net Asset Value per Redeemable Unit decreased 1.3% from $1,893.46 to $1,869.74 as compared to a decrease of 5.0% in the first quarter of 2009. The Partnership experienced a net trading gain, before brokerage fees and clearing fees in the first quarter of 2010 of $166,627. Gains were primarily attributable to the Partnership/Funds’ trading of commodity interest in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and were partially offset by losses in metals, indices and softs. The Partnership experienced a net trading loss, through its investment in the Funds before brokerage fees and clearing fees in the first quarter of 2009 of $ 1,194,171. Losses were primarily attributable to the Funds trading of commodity interest in currencies, grains, U.S. interest rates, metals, indices and softs and were partially offset by gains in energy, non-U.S. interest rates and livestock.

Risk assets moved higher during the first quarter of 2010 as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in several major price trends in the fixed income and currency markets. The Partnership realized small gains as profits from trading currencies, energy and fixed income offset losses in metals, softs and stock indices.

Gains were earned in trading fixed income as bond prices rose on higher economic uncertainty faced by some of the weaker Euro zone nations. As a result, the European Central Bank elected to keep its benchmark rate at a record low, and was expected to maintain that rate for the foreseeable future. The rally continued following a report showing an unexpected drop in German business confidence. Profits were also realized in currencies as the Greek situation and stagnation in the European economic recovery put pressure on Euro. Gains were posted In the energy sector, as the Partnership capitalized on the bearish trend in natural gas, offsetting smaller losses in crude and heating oil.

Metals contributed losses as they remained volatile, declining steeply at first, and then rallying later in the quarter. In agricultural softs, a sharp reversal from multi-year highs in the sugar market was the primary cause of losses. In stock indices, the majority of losses were realized in January as the increase in uncertainty in equities was supported by news of credit tightening in China, fears of sovereign debt crisis in the Euro zone, declining consumer confidence, and weaker economic data.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership and the Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s or the Fund’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest (or the Partnership’s allocable share there of) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended March 31, 2010 decreased by $4,675, as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership or CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased by $113,075, as compared to the corresponding period in 2009. The decrease in brokerage commissions was due to lower average net assets as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2010 decreased by $38,548, as compared to the corresponding period in 2009. The decrease in management fees was due to lower average net assets as compared to the corresponding period in 2009.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the year, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees accrued for the three months ended March 31, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by Partnership/Funds are acquired for speculative trading purposes, and substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds main lines of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly by each Fund separately.

There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $28,531,784.
March 31, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,387,814	4.87%
Energy	223,612	0.78%
Grains	98,019	0.34%
Interest Rates U.S.	168,559	0.59%
Interest Rates Non-U.S.	668,009	2.34%
Livestock	18,784	0.07%
Lumber	624	0.00%*
Metals	317,236	1.11%
Softs	88,414	0.31%
Indices	743,699	2.61%

Total	$3,714,770	13.02%

*  Due to rounding

The following tables indicate the trading Value at Risk associated with the Partnership’s indirect investments in the Funds by market category as of March 31, 2010, the highest and lowest value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2010, Campbell Master’s total capitalization was $51,498,165. The Partnership owned approximately 8.0% of Campbell Master. As of March 31, 2010, the Campbell Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Campbell for trading) was as follows:

March 31, 2010
   (Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,468,601	2.85%	$2,368,529	$45,857	$1,275,554
Energy	398,700	0.77%	561,250	75,800	239,633
Grains	116,537	0.23%	116,537	12,500	75,437
Interest Rates U.S.	424,750	0.82%	889,400	168,160	442,640
Interest Rates Non-U.S.	1,405,492	2.73%	1,738,177	592,281	1,016,945
Livestock	29,950	0.06%	33,350	9,000	9,983
Metals	401,707	0.78%	624,202	69,732	348,648
Softs	33,572	0.07%	63,300	5,200	41,357
Indices	2,281,448	4.43%	3,100,712	463,480	1,289,904

Total	$6,560,757	12.74%

*	Average of month-end Values at Risk

As of March 31, 2010, Aspect Master’s total capitalization was $167,264,156. The Partnership owned approximately 5.5% of Aspect Master. As of March 31, 2010, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,161,249	1.89%	$3,993,826	$1,960,264	$2,868,182
Energy	1,577,200	0.94%	1,932,150	529,750	1,277,733
Grains	505,304	0.30%	579,333	208,547	432,061
Interest Rates U.S.	603,310	0.36%	1,256,880	528,140	950,327
Interest Rates Non-U.S.	4,969,938	2.97%	5,830,603	4,037,634	5,138,318
Livestock	159,950	0.10%	159,950	28,117	82,676
Lumber	1,100	0.00%**	1,100	1,100	1,100
Metals	1,362,038	0.82%	2,724,717	539,569	1,362,597
Softs	751,510	0.45%	1,666,569	751,510	1,117,083
Indices	3,770,422	2.25%	3,927,374	910,844	2,707,391

Total	$16,862,021	10.08%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2010, Altis Master’s total capitalization was $81,663,115. The Partnership owned approximately 12.8% of Altis Master. As of March 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,827,343	2.24%	$2,056,618	$1,000,619	$1,424,084
Energy	740,160	0.90%	932,954	236,868	781,476
Grains	381,972	0.47%	532,633	254,364	394,501
Interest Rates U.S.	367,600	0.45%	523,900	245,980	368,907
Interest Rates Non -U.S.	739,594	0.90%	892,295	563,167	777,276
Livestock	59,300	0.07%	78,750	22,320	51,117
Lumber	4,400	0.01%	11,000	2,200	6,967
Metals	1,609,606	1.97%	1,843,068	952,069	1,454,680
Softs	294,654	0.36%	556,754	281,218	390,431
Indices	1,548,246	1.90%	1,550,953	522,144	1,457,579

Total	$7,572,875	9.27%

*	Average of month-end Values at Risk

As of March 31, 2010, Waypoint Master’s total capitalization was $38,075,101. The Partnership owned approximately 13.2% of Waypoint Master. As of March 31, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2010
   (Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,534,527	17.16%	$6,534,527	$3,403	$3,268,965
Energy	77,500	0.21%	79,000	45,000	62,000
Grains	91,000	0.24%	98,500	12,000	55,250
Interest Rates U.S.	411,700	1.08%	411,700	28,500	220,100
Interest Rates Non -U.S.	1,420,874	3.73%	1,903,852	679,750	1,291,801
Metals	31,500	0.08%	79,968	31,500	55,734
Softs	50,600	0.13%	143,000	50,600	96,800
Indices	1,179,046	3.10%	1,179,046	135,778	657,412

Total	$9,796,747	25.73%

*	Average of month-end Value at Risk

Item 4.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership nor the General Partner.
Credit Crisis Related Matters
     Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
     In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A. Risk Factors.

There have been no material changes to risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	139.3187	$1,812.73	N/A	N/A
February 1, 2010 – February 28, 2010	166.7391	$1,814.06	N/A	N/A
March 1, 2010 – March 31, 2010	77.3169	$1,869.74	N/A	N/A
Total	383.3747	$1,824.81

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

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits
Exhibits:
3.1 — Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).
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
(a)	Letter from the General Partner extending Management Agreement with Campbell & Company, Inc. for 2009, dated June 9, 2009 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.6 — Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Form 10-K filed on March 28, 2002 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited for 2009, dated June 9, 2009 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited for 2009, dated June 9, 2009 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.8 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2009, dated June 9, 2009 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 17, 2010