Form 10-Q
period 2010-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-08-16
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

c/o Ceres Managed Futures LLC
522 Fifth Avenue  – 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes    No X

As of July 31, 2010, 14,477.1309 units to follow Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 24

Item 4.	Controls and Procedures	25

PART II — Other Information		26 – 29
Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$27,429,100	$24,472,696
Equity in trading account:
Cash	17,669	5,549,173
Cash margin	—	90,225
Net unrealized appreciation on open futures contracts	—	8,930

	27,446,769	30,121,024
Interest receivable	—	60

Total assets	$27,446,769	$30,121,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$44,055
Accrued expenses:
Brokerage fees	123,510	135,347
Management fees	39,828	44,183
Incentive fees	22,336	26,539
Other	18,152	63,950
Redemptions payable	172,544	83,074

Total liabilities	376,370	397,148

Partners’ Capital:
General Partner, 157.9234 and 213.0484 unit equilavents outstanding at June 30, 2010 and December 31, 2009, respectively	288,679	403,399
Limited Partners, 14,651.0922 and 15,485.2035 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	26,781,720	29,320,537

Total partners’ capital	27,070,399	29,723,936

Total liabilities and partners’ capital	$27,446,769	$30,121,084

Net asset per unit	$1,827.97	$1,893.46

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
June 30, 2010
Schedule of Investments
(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$3,265,602	12.06%
CMF Aspect Master Fund L.P.	9,124,111	33.71
CMF Altis Partners Master Fund L.P.	9,409,755	34.76
Waypoint Master Fund L.P.	5,629,632	20.80

Total investment in Partnerships, at fair value	$27,429,100	101.33%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Change in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(34,336)	$920,512	$(485,070)	$550,450
Net realized gains (losses) on investment in Partnerships	1,041,968	(1,990,826)	779,828	(671,911)
Change in net unrealized gains (losses) on open contracts	34,316	28,269	35,125	26,422
Change in net unrealized gains (losses) on investments in Partnerships	(1,072,940)	258,518	(194,248)	(1,882,659)

Gain (loss) from trading, net	(30,992)	(783,527)	135,635	(1,977,698)
Interest income	—	1,065	240	2,189
Interest income from investment in Partnerships	6,972	5,628	10,183	12,630

Total income (loss)	(24,020)	(776,834)	146,058	(1,962,879)

Expenses:
Brokerage fees including clearing fees	396,884	458,544	798,486	973,221
Management fees	123,154	147,340	248,861	311,595
Incentive fees	22,336	73,753	22,336	73,753
Other	57,020	42,057	92,356	69,686

Total expenses	599,394	721,694	1,162,039	1,428,255

Net income (loss)	(623,414)	(1,498,528)	(1,015,981)	(3,391,134)
Redemptions — General Partner	—	(1,029,688)	(100,000)	(4,076,188)
Redemptions — Limited Partners	(837,971)	(409,375)	(1,537,556)	(409,375)

Net increase (decrease) in Partners’ Capital	(1,461,385)	(2,937,591)	(2,653,537)	(7,876,697)
Partners’ Capital, beginning of period	28,531,784	34,280,778	29,723,936	39,219,884

Partners’ Capital, end of period	$27,070,399	$31,343,187	$27,070,399	$31,343,187

Net asset value per unit (14,809.0156 and 16,309.7101 units outstanding at June 30, 2010 and 2009, respectively)	$1,827.97	$1,921.75	$1,827.97	$1,921.75

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(41.77)	$(89.57)	$(65.49)	$(195.74)

Weighted average units outstanding	15,091.4562	16,779.2654	15,311.4372	17,411.2326

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

As of June 30, 2010, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an “Advisor” and collectively, the “Advisors”) each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

The General Partner and each limited partner of the Partnership each, a (Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(28.85)	$(74.30)	$(42.41)	$(170.33)
Interest income	0.46	0.40	0.68	0.85
Expenses **	(13.38)	(15.67)	(23.76)	(26.26)

Increase (decrease) for the period	(41.77)	(89.57)	(65.49)	(195.74)
Net asset value per Redeemable Unit, beginning of period	1,869.74	2,011.32	1,893.46	2,117.49

Net asset value per Redeemable Unit, end of period ***	$1,827.97	$1,921.75	$1,827.97	$1,921.75

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.2)%	(7.8)%	(8.1)%	(7.8)%

Operating expense	8.3%	7.9%	8.2%	7.9%
Incentive fees	0.1%	0.2%	0.1%	0.2%

Total expenses	8.4%	8.1%	8.3%	8.1%

Total return:
Total return before incentive fees	(2.1)%	(4.2)%	(3.4)%	(9.0)%
Incentive fees	(0.1)%	(0.3)%	(0.1)%	(0.2)%

Total return after incentive fees	(2.2)%	(4.5)%	(3.5)%	(9.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, have been met.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by the amendments to ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$27,429,100	$—	$27,429,100	$—

Total fair value	$27,429,100	—	$27,429,100	—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$8,930	$8,930	$—	$—
Investment in Partnerships	24,472,696	—	24,472,696	—

Total assets	24,481,626	8,930	24,472,696	—

Liabilities
Forwards	$44,055	$—	$44,055	$—

Total liabilities	44,055	—	44,055	—

Total fair value	$24,437,571	$8,930	$24,428,641	$—

5.	Investment in Partnerships:

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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.

Campbell Master’s, Aspect Master’s, Altis Master’s and Waypoint Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem, and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At June 30, 2010, the Partnership owned approximately 7.2%, 5.6%, 13.3% and 13.2% of Campbell Master, Aspect Master, Altis Master and Waypoint Master, respectively. At December 31, 2009, the Partnership had approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$46,068,777	$555,025	$45,513,752
Aspect Master	163,823,883	2,113,987	161,709,896
Altis Master	71,337,811	827,700	70,510,111
Waypoint Master	42,741,064	24,400	42,716,664

Total	$323,971,535	$3,521,112	$320,450,423

	December 31, 2009
		Total	Total
	Total Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Altis Master	84,341,762	34,004	84,307,758

Total	$313,807,173	$1,835,694	$311,971,479

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
          Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$447,826	$459,770	$396,273
Aspect Master	993,585	1,034,870	927,531
Altis Master	(6,238,080)	(6,216,345)	(6,318,318)
Waypoint Master	5,344,480	5,356,042	5,296,789

Total	$547,811	$634,337	$302,275

	For the three months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$(6,091,219)	$(6,072,257)	$(6,094,561)
Aspect Master	(23,442,999)	(23,405,153)	(23,487,080)
Altis Master	(196,381)	(176,906)	(209,227)

Total	$(29,730,599)	$(29,654,316)	$(29,790,868)

	For the six months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$(1,114,798)	$(1,096,368)	$(1,202,535)
Aspect Master	7,879,872	7,941,254	7,765,928
Altis Master	(4,102,014)	(4,069,053)	(4,221,277)
Waypoint Master	5,917,533	5,932,402	5,858,344

Total	$8,580,593	$8,708,235	$8,200,460

	For the six months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$(5,701,140)	$(5,657,382)	$(5,706,513)
Aspect Master	(26,222,449)	(26,134,701)	(26,266,029)
Altis Master	(5,030,541)	(4,990,039)	(5,072,429)

Total	$(36,954,130)	$(36,782,122)	$(37,044,971)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	12.06%	$3,265,602	$40,871	$1,950	$2,912	$36,009	FME Portfolio	Monthly
Aspect Master	33.71%	9,124,111	56,098	3,085	2,925	50,088	Commodity Portfolio	Monthly
Altis Master	34.76%	9,409,755	(827,396)	5,070	8,431	(840,897)	Commodity Portfolio	Monthly
Waypoint Master	20.80%	5,629,632	706,427	5,416	2,401	698,610	Commodity Portfolio	Monthly

Total		$27,429,100	$(24,000)	$15,521	$16,669	$(56,190)

	June 30, 2010		For the six months ended June 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	12.06%	$3,265,602	$(73,832)	$4,354	$3,791	$(81,977)	FME Portfolio	Monthly
Aspect Master	33.71%	9,124,111	438,856	5,937	3,809	429,110	Commodity Portfolio	Monthly
Altis Master	34.76%	9,409,755	(551,811)	9,997	9,975	(571,783)	Commodity Portfolio	Monthly
Waypoint Master	20.80%	5,629,632	782,550	6,553	3,221	772,776	Commodity Portfolio	Monthly

Total		$27,429,100	$595,763	$26,841	$20,796	$548,126

	December 31, 2009		For the three months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$(451,682)	$947	$723	$(453,352)	FME Portfolio	Monthly
Aspect Master	30.34%	9,018,321	(1,252,269)	3,914	472	(1,256,655)	Commodity Portfolio	Monthly
Altis Master	36.31%	10,793,962	(22,729)	2,557	1,686	(26,972)	Commodity Portfolio	Monthly

Total		$24,472,696	$(1,726,680)	$7,418	$2,881	$(1,736,979)

	December 31, 2009		For the six months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$(421,090)	$2,090	$1,538	$(424,718)	FME Portfolio	Monthly

Aspect Master	30.34%	9,018,321	(1,393,574)	5,881	975	(1,400,430)	Commodity Portfolio	Monthly

Altis Master	36.31%	10,793,962	(727,276)	8,394	3,226	(738,896)	Commodity Portfolio	Monthly

Total		$24,472,696	$(2,541,940)	$16,365	$5,739	$(2,564,044)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

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
     Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
      ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

Net Income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership capital decreased 8.9% from $29,723,936 to $27,070,399. This decrease was attributable to the net loss from operations of $1,015,981, coupled with the redemptions of 834.1113 Redeemable Units totaling $1,537,556 and 55.1250 General Partner unit equivalents, totaling $100,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations

During the Partnership’s second quarter of 2010 the net asset value per Redeemable Unit decreased 2.2% from $1,869.74 to $1,827.97 as compared to a decrease of 4.5% in the second quarter of 2009. The Partnership experienced a net trading loss, before brokerage fees and related fees in the second quarter of 2010 of $30,992. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, livestock, indices, metals and softs, and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss, before brokerage fees and related fees in the second quarter of 2009 of $783,527. Losses were primarily attributable to the Partnership/Funds’ trading in energy, U.S. and non-U.S. interest rates, metals, softs and lumber, and were partially offset by gains in currencies, grains, livestock and indices.

Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in equity indices, energy, and base metals proved difficult for trading.

The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulting in losses for the sector. In energy markets, losses were realized from trading natural gas and refined products primarily in the second half of the quarter. In natural gas, prices unexpectedly moved higher as rising temperatures in the U.S. increased demand for power-plant fuel for air conditioning. The mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Losses were also recorded in the metals sector as prices of nickel, aluminum, copper, and zinc declined on news that an index of Chinese manufacturing slipped to a six-month low, spurring concern that demand for base metals might be slipping. A portion of these losses was offset by gains earned in interest rates as prices moved higher on flight to quality buying.

During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 3.5% from $1,893.46 to $1,827.97, as compared to a decrease 9.2% during the six months ended June 30, 2009. The Partnership experienced a net trading gain, before brokerage fees and related fees during the six months ended June 30, 2010 of $135,635. Gains were primarily attributable to the Partnership/Funds trading in currencies, U.S. and non-U.S. interest rates, and were partially offset by losses in energy, grains, livestock, metals, softs and indices. The Partnership experienced a net trading loss, before brokerage fees and related fees during the six months ended June 30, 2009 of $1,977,698. Losses were primarily attributable to the Partnership/Funds trading in currencies, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in energy, livestock and lumber.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s or the Fund’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest (or the Partnership’s allocable share there of) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and six months ended June 30, 2010 increased by $279 and decreased by $4,396, respectively, as compared to the corresponding periods in 2009. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended June 30, 2010 as compared to the corresponding period in 2009. The decrease in interest income is due to lower U.S. Treasury bill rates during the six months ended June 30, 2010 as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership or CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three and six months ended June 30, 2010 decreased by $61,660 and $174,735, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees and related fees was due to lower average net assets as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $24,186 and $62,734, respectively, as compared to the corresponding periods in 2009. The decrease in management fees was due to lower average net assets as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2010 resulted in an incentive fee accrual of $22,336. Trading performance for the three and six months ended June 30, 2009 resulted in an incentive fee accrual of $73,753.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $27,070,399.

June 30, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$652,835	2.41%
Energy	111,776	0.41%
Grains	102,375	0.38%
Interest Rates U.S.	328,967	1.21%
Interest Rates Non-U.S.	720,356	2.66%
Livestock	12,601	0.05%
Lumber	1,378	0.01%
Metals	261,405	0.97%
Softs	99,488	0.37%
Indices	891,832	3.29%

Total	$3,183,013	11.76%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2010, the highest and lowest average value during the six months ended June 20, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, Campbell Master’s total capitalization was $45,513,752. The Partnership owned approximately 7.2% of Campbell Master. As of June 30, 2010, the Campbell Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Campbell for trading) was as follows:

June 30, 2010
   (Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,333,381	2.93%	$2,022,510	$1,333,381	$1,733,146
Energy	84,994	0.19%	515,400	56,374	275,743
Grains	81,810	0.18%	183,419	49,578	105,386
Interest Rates U.S.	706,650	1.55%	746,750	159,050	465,483
Interest Rates Non-U.S.	1,558,651	3.43%	1,599,230	800,893	1,383,757
Livestock	28,850	0.06%	31,800	4,375	17,633
Metals	511,455	1.12%	562,267	198,166	463,356
Softs	148,913	0.33%	153,573	16,900	94,293
Indices	963,838	2.12%	1,974,159	444,941	1,176,124

Total	$5,418,542	11.91%

*	Average of month-end Values at Risk

As of June 30, 2010, Aspect Master’s total capitalization was $161,709,896. The Partnership owned approximately 5.6% of Aspect Master. As of June 30, 2010, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,674,826	1.66%	$5,892,020	$2,462,231	$3,676,359
Energy	894,500	0.55%	1,901,350	858,350	1,177,301
Grains	467,299	0.29%	565,286	221,853	397,437
Interest Rates U.S.	1,700,600	1.05%	1,700,600	316,542	1,302,600
Interest Rates Non-U.S.	4,114,413	2.54%	5,153,160	3,437,262	4,135,428
Livestock	34,863	0.02%	240,000	14,717	118,004
Lumber	1,100	0.00%**	1,100	1,100	1,100
Metals	934,991	0.58%	2,001,590	868,407	1,192,834
Softs	640,928	0.40%	937,486	494,690	773,339
Indices	8,781,583	5.43%	12,006,738	832,920	4,487,606

Total	$20,245,103	12.52%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2010, Altis Master’s total capitalization was $70,510,111. The Partnership owned approximately 13.3% of Altis Master. As of June 30, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,414,670	3.43%	$3,215,808	$466,547	$2,318,326
Energy	417,779	0.59%	944,809	354,534	677,884
Grains	416,491	0.59%	502,484	279,916	384,678
Interest Rates U.S.	971,600	1.38%	972,350	252,188	657,183
Interest Rates Non -U.S.	1,565,394	2.22%	1,773,721	740,034	1,383,968
Livestock	64,445	0.09%	120,100	27,107	62,577
Lumber	9,900	0.01%	22,000	1,100	9,533
Metals	1,231,606	1.75%	1,742,043	1,016,632	1,160,603
Softs	397,553	0.56%	488,952	199,670	349,970
Indices	2,373,690	3.37%	7,740,340	564,742	3,033,893

Total	$9,863,128	13.99%

*	Average of month-end Values at Risk

As of June 30, 2010, Waypoint Master’s total capitalization was $42,716,664. The Partnership owned approximately 13.2% of Waypoint Master. As of June 30, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

June 30, 2010
   (Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$650,686	1.52%	$11,817,974	$650,686	$4,383,389
Grains	113,050	0.26%	154,000	31,000	124,950
Interest Rates U.S.	406,300	0.95%	938,850	47,200	601,500
Interest Rates Non-U.S.	1,284,310	3.01%	2,212,691	104,489	723,505
Metals	63,765	0.15%	216,426	31,500	123,963
Indices	113,383	0.27%	113,383	100,993	107,856

Total	$2,631,494	6.16%

*	Average of month-end Value at Risk

Item 4.	Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.

Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	148.5423	$1,877.51	N/A	N/A
May 1, 2010 – May 31, 2010	207.8033	$1,860.11	N/A	N/A
June 1, 2010 – June 30, 2010	94.3910	$1,827.97	N/A	N/A
Total	450.7366	$1,859.11

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
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
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
(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2009, dated June 9, 2009 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date: August 16, 2010