Form 10-Q
period 2010-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-11-12
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    No X

As of October 31, 2010, 14,136.7095 units to follow Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 23

Item 4.	Controls and Procedures	24

PART II — Other Information		25 – 28
Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Investment in Funds, at fair value	$28,237,812	$24,472,696
Equity in trading account:
Cash	32,109	5,549,173
Cash margin	—	90,225
Net unrealized appreciation on open futures contracts	—	8,930

	28,269,921	30,121,024
Interest receivable	—	60

Total assets	$28,269,921	$30,121,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$44,055
Accrued expenses:
Brokerage fees	127,215	135,347
Management fees	40,899	44,183
Incentive fees	—	26,539
Other	31,736	63,950
Redemptions payable	386,198	83,074

Total liabilities	586,048	397,148

Partners’ Capital:
General Partner, 157.9234 and 213.0484 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	304,353	403,399
Limited Partners, 14,206.7095 and 15,485.2035 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	27,379,520	29,320,537

Total partners’ capital	27,683,873	29,723,936

Total liabilities and partners’ capital	$28,269,921	$30,121,084

Net asset per unit	$1,927.22	$1,893.46

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
September 30, 2010
Schedule of Investments
(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Campbell Master Fund L.P.	$3,489,197	12.60%
CMF Aspect Master Fund L.P.	9,563,152	34.54
CMF Altis Partners Master Fund L.P.	9,839,568	35.54
Waypoint Master Fund L.P.	5,345,895	19.31

Total investment in Funds, at fair value	$28,237,812	101.99%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	19	$8,930	0.03%

Total futures contracts purchased		8,930	0.03

Unrealized Appreciation on Open Forward Contracts
Currencies	$838,191	12,253	0.04

Total unrealized appreciation on open forward contracts		12,253	0.04

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,036,681	(56,308)	(0.19)

Total unrealized depreciation on open forward contracts		(56,308)	(0.19)

Investment in Funds
CMF Campbell Master Fund L.P.		4,660,413	15.68
CMF Aspect Master Fund L.P.		9,018,321	30.34
CMF Altis Partners Master Fund L.P.		10,793,962	36.31

Total investment in Funds		24,472,696	82.33

Total fair value		$24,437,571	82.21%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Change in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$—	$9,836	$(485,070)	$560,286
Net realized gains (losses) on investment in Funds	1,140,848	337,293	1,920,677	(334,618)
Change in net unrealized gains (losses) on open contracts	—	424,203	35,125	450,625
Change in net unrealized gains (losses) on investments in Funds	848,510	964,463	654,261	(918,196)

Gain (loss) from trading, net	1,989,358	1,735,795	2,124,993	(241,903)
Interest income	—	1,228	240	3,417
Interest income from investment in Funds	7,348	5,580	17,531	18,210

Total income (loss)	1,996,706	1,742,603	2,142,764	(220,276)

Expenses:
Brokerage fees including clearing fees	392,227	440,820	1,190,713	1,414,041
Management fees	121,026	140,968	369,887	452,563
Incentive fees	(22,336)	63,892	—	137,645
Other	56,901	31,929	149,257	101,615

Total expenses	547,818	677,609	1,709,857	2,105,864

Net income (loss)	1,448,888	1,064,994	432,907	(2,326,140)
Redemptions — General Partner	—	(841,472)	(100,000)	(4,917,660)
Redemptions — Limited Partners	(835,414)	—	(2,372,970)	(409,375)

Net increase (decrease) in Partners’ Capital	613,474	223,522	(2,040,063)	(7,653,175)
Partners’ Capital, beginning of period	27,070,399	31,343,187	29,723,936	39,219,884

Partners’ Capital, end of period	$27,683,873	$31,566,709	$27,683,873	$31,566,709

Net asset value per unit (14,364.6329 and 15,879.8872 units outstanding at September 30, 2010 and 2009, respectively)	$1,927.22	$1,987.84	$1,927.22	$1,987.84

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$99.25	$66.09	$33.76	$(129.65)

Weighted average units outstanding	14,669.6981	16,218.1424	15,097.5241	17,013.5358

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

1.	General:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, lumber, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The Partnership commenced trading on February 2, 1999. The Partnership and the Funds (as defined in note 5 “Investment in Funds”) may trade futures and options contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2010, all trading decisions are made for the Partnership by Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Waypoint Capital Management LLC (“Waypoint”) (each an “Advisor” and collectively, the “Advisors”) each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner of the Partnership each, a (Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$109.37	$80.32	$66.96	$(90.01)
Interest income	0.51	0.42	1.19	1.27
Expenses **	(10.63)	(14.65)	(34.39)	(40.91)

Increase (decrease) for the period	99.25	66.09	33.76	(129.65)
Net asset value per unit, beginning of period	1,827.97	1,921.75	1,893.46	2,117.49

Net asset value per unit, end of period ***	$1,927.22	$1,987.84	$1,927.22	$1,987.84

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.2)%	(7.7)%	(8.1)%	7.7%

Operating expense	8.3%	7.8%	8.2%	7.8%
Incentive fees	(0.1)%	0.2%	—%	0.4%

Total expenses	8.2%	8.0%	8.2%	8.2%

Total return:
Total return before incentive fees	5.4%	3.7%	1.8%	(5.7)%
Incentive fees	—%	(0.3)%	—%	(0.4)%

Total return after incentive fees	5.4%	3.4%	1.8%	(6.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

The customer agreements between the Partnership/Funds and CGM gives the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership/Funds nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, have been met.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by the amendments to ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2).

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$28,237,812	$—	$28,237,812	$—

Total fair value	$28,237,812	—	$28,237,812	—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$8,930	$8,930	$—	$—
Investment in Funds	24,472,696	—	24,472,696	—

Total assets	24,481,626	8,930	24,472,696	—

Liabilities
Forwards	$44,055	$—	$44,055	$—

Total liabilities	44,055	—	44,055	—

Total fair value	$24,437,571	$8,930	$24,428,641	$—

5.	Investment in Funds:

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
September 30, 2010
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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.

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
September 30, 2010
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

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At September 30, 2010, the Partnership owned approximately 8.1%, 5.8%, 13.7% and 13.6% of Campbell Master, Aspect Master, Altis Master and Waypoint Master, respectively. At December 31, 2009, the Partnership had approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$43,104,420	$61,712	$43,042,708
Aspect Master	163,825,778	44,212	163,781,566
Altis Master	72,576,003	958,712	71,617,291
Waypoint Master	39,268,693	42,735	39,225,958

Total	$318,774,894	$1,107,371	$317,667,523

	December 31, 2009
		Total	Total
	Total Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Altis Master	84,341,762	34,004	84,307,758

Total	$313,807,173	$1,835,694	$311,971,479

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
          Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$3,902,957	$3,914,414	$3,867,457
Aspect Master	11,582,903	11,626,710	11,568,821
Altis Master	8,547,098	8,569,142	8,496,706
Waypoint Master	(909,222)	(896,356)	(947,815)

Total	$23,123,736	$23,213,910	$22,985,169

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$3,089,848	$3,106,168	$3,078,368
Aspect Master	9,440,451	9,476,242	9,387,591
Altis Master	4,106,021	4,127,001	4,094,363

Total	$16,636,320	$16,709,411	$16,560,322

	For the nine months ended September 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$2,788,159	$2,818,046	$2,664,922
Aspect Master	19,462,775	19,567,964	19,334,749
Altis Master	4,445,084	4,500,089	4,275,429
Waypoint Master	5,008,311	5,036,046	4,910,529

Total	$31,704,329	$31,922,145	$31,185,629

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Campbell Master	$(2,611,292)	$(2,551,214)	$(2,628,145)
Aspect Master	(16,781,998)	(16,658,459)	(16,878,438)
Altis Master	(924,520)	(863,038)	(978,066)

Total	$(20,317,810)	$(20,072,711)	$(20,484,649)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	September 30, 2010		For the three months ended September 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	12.60%	$3,489,197	$320,152	$2,541	$1,119	$316,492	FME Portfolio	Monthly
Aspect Master	34.54%	9,563,152	666,552	2,607	716	663,229	Commodity Portfolio	Monthly
Altis Master	35.54%	9,839,568	1,137,981	6,810	2,904	1,128,267	Commodity Portfolio	Monthly
Waypoint Master	19.31%	5,345,895	(127,979)	4,450	2,462	(134,891)	Commodity Portfolio	Monthly

Total		$28,237,812	$1,996,706	$16,408	$7,201	$1,973,097

	September 30, 2010		For the nine months ended September 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	12.60%	$3,489,197	$246,320	$6,895	$4,910	$234,515	FME Portfolio	Monthly
Aspect Master	34.54%	9,563,152	1,105,408	8,544	4,525	1,092,339	Commodity Portfolio	Monthly
Altis Master	35.54%	9,839,568	586,170	16,807	12,879	556,484	Commodity Portfolio	Monthly
Waypoint Master	19.31%	5,345,895	654,571	11,003	5,683	637,885	Commodity Portfolio	Monthly

Total		$28,237,812	$2,592,469	$43,249	$27,997	$2,521,223

	December 31, 2009		For the three months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$238,467	$1,512	$588	$236,367	FME Portfolio	Monthly
Aspect Master	30.34%	9,018,321	534,534	4,460	499	529,575	Commodity Portfolio	Monthly
Altis Master	36.31%	10,793,962	534,335	2,547	1,701	530,087	Commodity Portfolio	Monthly

Total		$24,472,696	$1,307,336	$8,519	$2,788	$1,296,029

	December 31, 2009		For the nine months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$(182,623)	$3,602	$2,126	$(188,351)	FME Portfolio	Monthly

Aspect Master	30.34%	9,018,321	(859,040)	10,341	1,474	(870,855)	Commodity Portfolio	Monthly

Altis Master	36.31%	10,793,962	(192,941)	10,941	4,927	(208,809)	Commodity Portfolio	Monthly

Total		$24,472,696	$(1,234,604)	$24,884	$8,527	$(1,268,015)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

As both a buyer and seller of options, the Funds pays or receives a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.

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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

7. Critical Accounting Policies:
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
     Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

     The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Change in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
      ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.

Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

Net Income (loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

8. Subsequent Event:

In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership capital decreased 6.9% from $29,723,936 to $27,683,873. This decrease was attributable to the redemptions of 1,278.4940 Redeemable Units totaling $2,372,970 and 55.1250 General Partner unit equivalents totaling $100,000, which was partially offset by the net income from operations of $432,907. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Change in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations

During the Partnership’s third quarter of 2010 the net asset value per unit increased 5.4% from $1,827.97 to $1,927.22 as compared to a increase of 3.4% in the third quarter of 2009. The Partnership experienced a net trading gain, before brokerage fees and related fees in the third quarter of 2010 of $1,989,358. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, metals, and softs, and were partially offset by losses energy, livestock and indices. The Partnership experienced a net trading gain, before brokerage commissions and related fees in the third quarter of 2009 of $1,735,795. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S. and non-U.S. interest rates, livestock, indices, metals, softs and lumber, and were partially offset by losses in energy and grains.

The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Gains were accumulated for the quarter as profitable trading in fixed income, currencies, and agriculturals and metals offset losses in volatile energy and European stock index markets.

The most significant gains for the quarter were during August in the fixed income sector from long positions in European, U.S., and Japanese fixed income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese GDP fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains were recorded in currency markets, primarily in the Australian dollar, Japanese Yen, Swiss franc, and South African rand, as the U.S. dollar sold off heavily against most currencies after the Federal Reserve announced their intentions for quantitative easing at the September FOMC meeting. While some developed countries still continue to show economic weakness, material exporting countries and emerging markets showed tremendous resilience. Prices in soft commodities markets rallied, primarily in cotton and sugar. Prices of cotton futures rallied on concern that supplies might fall short amid rising demand from Asia and prices of sugar futures reached a seven-month high as dry weather threatened crops in Brazil, the world’s biggest grower of sugar. Profits were also realized from trading in precious metals. Despite a flight to riskier assets, weakness in the U.S. dollar pushed gold prices to a new record high above $1,300 and silver prices to the highest closing levels since 1980.

During the Partnership’s nine months ended September 30, 2010, the net asset value per unit increased 1.8% from $1,893.46 to $1,927.22, as compared to a decrease 6.1% during the nine months ended September 30, 2009. The Partnership experienced a net trading gain, before brokerage fees and related fees during the nine months ended September 30, 2010 of $2,124,993. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S. and non-U.S. interest rates, and were partially offset by losses in energy, grains, livestock, metals, softs and indices. The Partnership experienced a net trading loss, before brokerage commissions and related fees during the nine months ended September 30, 2009 of $241,903. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in currencies, livestock, indices and lumber.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s or the Fund’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest (or the Partnership’s allocable share there of) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2010 increased by $540 and decreased by $3,856, respectively, as compared to the corresponding periods in 2009. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended September 30, 2010 as compared to the corresponding period in 2009. The decrease in interest income is due to lower U.S. Treasury bill rates during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership or CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three and nine months ended September 30, 2010 decreased by $48,593 and $223,328, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees and related fees was due to lower average net assets as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $19,942 and $82,676, respectively, as compared to the corresponding periods in 2009. The decrease in management fees was due to lower average net assets as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2010 resulted in an incentive fee accrual reversal of $22,336. There was no incentive fee for the nine months ended September 30, 2010. Trading performance for the three and nine months ended September 30, 2009 resulted in an incentive fee accrual of $63,892 and $137,645, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $27,683,873.

September 30, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,079,428	7.51%
Energy	416,327	1.50%
Grains	133,043	0.48%
Interest Rates U.S.	236,820	0.86%
Interest Rates Non-U.S.	528,120	1.91%
Livestock	15,412	0.06%
Lumber	1,507	0.00%*
Metals	300,907	1.09%
Softs	225,647	0.81%
Indices	1,001,245	3.62%

Total	$4,938,456	17.84%

*	Due to rounding

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2010, the highest and lowest average value during the three months ended September 20, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, Campbell Master’s total capitalization was $43,042,708. The Partnership owned approximately 8.1% of Campbell Master. As of September 30, 2010, the Campbell Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Campbell for trading) was as follows:

September 30, 2010
   (Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,887,608	4.39%	$3,076,532	$1,369,669	$1,986,603
Energy	151,050	0.35%	479,500	64,850	296,119
Grains	232,000	0.54%	335,050	30,989	162,978
Interest Rates U.S.	444,800	1.03%	793,900	349,600	481,150
Interest Rates Non-U.S.	717,633	1.67%	1,860,915	569,403	978,320
Livestock	14,750	0.03%	24,600	5,275	11,667
Metals	898,350	2.09%	901,371	321,332	553,126
Softs	246,400	0.57%	317,000	125,100	204,551
Indices	1,245,739	2.89%	1,557,772	450,112	1,043,389

Total	$5,838,330	13.56%

*	Average of month-end Values at Risk

As of September 30, 2010, Aspect Master’s total capitalization was $163,781,566. The Partnership owned approximately 5.8% of Aspect Master. As of September 30, 2010, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,413,832	5.14%	$8,413,832	$3,516,825	$6,546,295
Energy	1,685,100	1.03%	1,813,600	351,414	1,435,200
Grains	773,530	0.47%	802,355	150,472	458,059
Interest Rates U.S.	1,608,400	0.98%	2,333,350	1,483,850	1,827,650
Interest Rates Non-U.S.	4,208,419	2.57%	6,063,200	4,200,308	5,039,144
Livestock	73,197	0.04%	104,077	29,000	82,111
Metals	2,091,112	1.28%	2,091,112	679,784	1,327,742
Softs	1,605,397	0.98%	1,719,693	649,288	1,117,384
Indices	2,409,262	1.47%	2,409,262	830,124	1,417,220

Total	$22,868,249	13.96%

*	Average of month-end Values at Risk

As of September 30, 2010, Altis Master’s total capitalization was $71,617,291. The Partnership owned approximately 13.7% of Altis Master. As of September 30, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,717,787	3.80%	$3,481,070	$1,121,732	$2,542,919
Energy	2,120,778	2.96%	2,479,469	494,043	1,737,547
Grains	506,468	0.71%	717,726	136,257	459,045
Interest Rates U.S.	662,000	0.92%	1,193,750	525,800	818,867
Interest Rates Non -U.S.	932,335	1.30%	1,833,421	652,035	1,094,642
Livestock	72,784	0.10%	142,450	59,050	99,078
Lumber	11,000	0.02%	27,500	6,600	11,733
Metals	626,073	0.87%	2,589,641	421,483	1,101,345
Softs	821,717	1.15%	937,879	262,952	634,590
Indices	4,081,241	5.70%	4,339,373	577,280	3,350,977

Total	$12,552,183	17.53%

*	Average of month-end Values at Risk

As of September 30, 2010, Waypoint Master’s total capitalization was $39,225,958. The Partnership owned approximately 13.6% of Waypoint Master. As of September 30, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2010
   (Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,839,656	19.97%	$7,839,656	$633,809	$5,593,566
Energy	116,250	0.30%	221,000	105,000	147,417
Interest Rates U.S.	123,600	0.32%	284,100	25,600	70,800
Interest Rates Non-U.S.	721,867	1.84%	1,828,039	245,339	1,122,892
Metals	155,028	0.40%	189,028	63,765	138,019
Indices	1,481,417	3.78%	1,481,417	126,630	939,555

Total	$10,437,818	26.61%

*	Average of month-end Value at Risk

Item 4.	Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	173.9613	$1,813.32	N/A	N/A
August 1, 2010 – August 31, 2010	70.0300	$1,910.15	N/A	N/A
September 1, 2010 – September 30, 2010	200.3914	$1,927.22	N/A	N/A
Total	444.3827	$1,879.94

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

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information.
As of November 1, 2010, a portion of the Partnership’s assets was allocated to Blackwater Capital Management LLC, which was invested in Blackwater Master Fund L.P.

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
10.9 — Management Agreement among the Partnership. The General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Form 8-K filed on November 4, 2010 and incorporated herein be reference).

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

Date: November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date: November 12, 2010