Form 10-K
period 2010-12-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-03-31
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30455
GLOBAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4015586

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Limited Partnership Redeemable Units with an aggregate value of $27,001,191 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2011, 13,809.1824 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Global Diversified Futures Fund L.P., (the “Partnership”) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchange and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, lumber, livestock and U.S. and non- U.S. interest rates. The Partnership and the Funds (defined below) may trade futures and options of any kind. The commodity interests that are traded by the Partnership directly and through its investments in the Funds are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000, to the Partnership’s trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 37 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2010, all commodity trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”), Blackwater Capital Management LLC (“Blackwater”) and Sasco Energy Partners LLC (“Sasco”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as an Advisor to the Partnership on November 30, 2010. Blackwater was added as an Advisor to the Partnership on November 1, 2010 and Sasco was added as an Advisor to the Partnership on December 1, 2010. A description of the trading activities and focus of the Advisors is included on page 9 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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
     On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 units of Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067. Campbell Master was formed to permit commodity pools managed now and in the future by Campbell using Campbell’s Financial, Metals and Energy (“FME”) Large Portfolio, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. On November 30, 2010, the Partnership fully redeemed its investment in Campbell Master for cash equal to $3,548,386.
     On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New

York. The Partnership purchased 16,015.3206 units of Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed to permit commodity pools managed now and in the future by Aspect using Aspect’s Diversified Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forward contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.
     On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,959.4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of Blackwater Master with cash equal to $5,000,000. Blackwater Master was formed in order to permit commodity pools managed now or in the future by Blackwater using its Global Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.
     On December 1, 2010, the assets allocated to Sasco for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 3,064.6736 units of Sasco Master with cash equal to $4,000,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the period ended December 31, 2010.
     Aspect Master’s, Altis Master’s, Waypoint Master’s, Blackwater Master’s and Sasco Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
     A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

     Management and incentive fees are are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (the “clearing fees”) are borne by the Partnership and the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
     For the period January 1, 2010 through December 31, 2010, the approximate market sector allocation for the Partnership was as follows:
     At of December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. At of December 31, 2009, the Partnership had approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. It is intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. The performance of the Partnership is directly affected be the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profit, if any, net of distributions.
     Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor a monthly management equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect and Blackwater, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year). Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreements may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM, which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage fees on a per trade basis. Month-end Net Assets for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. The Partnership directly and through its investment in the Funds will pay for clearing fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. In addition, CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2010 was $28,436,063.
     (c) Narrative Description of Business.
See Paragraphs (a) and (b) above.
(i) through (x) — Not applicable.
(xi) through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in the sales of goods or services or own any long-lived assets and therefore this item is not applicable.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem units is limited.
     An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisor(s), the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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
     The General Partner may allocate the Partnership’s assets to undisclosed advisors.
     The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select advisors and allocate assets among them.
     Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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

Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2010 was 712.

(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units in the years ended December 31, 2010, 2009 and 2008. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
          The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 — October 31, 2010	70.0000	$2,001.61	N/A	N/A
November 1, 2010 — November 30, 2010	99.2827	$1,904.79	N/A	N/A
December 1, 2010 — December 31, 2010	54.7152	$2,010.95	N/A	N/A
	223.9979	$1,960.98

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $1,596,572, $1,841,153, $2,300,441, $2,403,264 and $2,661,982, respectively	$2,428,053	$(3,075,903)	$10,609,901	$697,570	$5,785,202
Total interest income	24,529	23,394	423,076	1,485,334	1,687,808

	$2,452,582	$(3,052,509)	$11,032,977	$2,182,904	$7,473,010

Net income (loss)	$1,624,353	$(3,817,568)	$8,240,318	$916,481	$5,677,831

Increase (decrease) in net asset value per unit	$117.49	(224.03)	$397.58	$46.83	$192.40

Net asset value per unit	$2,010.95	$1,893.46	$2,117.49	$1,719.91	$1,673.08

Total assets	$28,898,849	$30,121,084	$42,842,879	$41,097,354	$46,897,075

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
     The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to Limited Partners, government agencies and regulators; computation of net asset value; calculation of fees; redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: Aspect — Diversified Program, Altis — The Global Futures Portfolio Program, Waypoint — Diversified Program, Blackwater — Global Program and Sasco — Energy Program. As of December 31, 2010, the Partnership’s assets were allocated among the Advisors in the following approximate percentages Aspect 21%, Altis 21%, Waypoint 25%, Blackwater 20% and Sasco 13%. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advsiors and may allocate assets to additional advisors at any time.

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
     Waypoint Capital Management LLC
     Waypoint relies on technical rather than fundamental information as the basis for its trading decisions in the Diversified Program, a proprietary systematic trading system. The primary objective of the trading program is to identify and exploit medium and long-term price trends in futures and currency markets. The program is designed to mathematically analyze recent trading characteristics of each market and compare such characteristics to the historical trading pattern of the particular market. The program utilizes proprietary trend identification and risk management strategies that are intended to enable it to benefit from sustained price trends with the goal of protecting the account from high levels of risk and volatility. Over the course of a long-term trend, times exist when the potential reward of a market appears to be outweighed by the risk. In such circumstances, some of Waypoint’s trading programs may exit the position prior to the end of the trend. While the result may be that the program is out of the market during a significant portion of a trend, Waypoint expects that the accompanying decrease in volatility of performance is adequate reward.
     While Waypoint normally follows a disciplined systematic approach to trading, on occasion it may override the signals generated by the programs. This may take the form of a decision not to trade a certain futures contract or reducing the number of contracts traded and is based on such factors as past market volatility, amount of risk, potential return and margin requirements. Such modifications may not necessarily be beneficial to the results achieved. Waypoint applies a portfolio management strategy to measure and manage overall portfolio risk. This strategy includes portfolio structure, capital allocation, and risk limitation. One objective of portfolio management is to determine periods of relatively high and low portfolio risk, and when such points are reached Waypoint may reduce or increase position size accordingly.
     Waypoint may trade any and all commodity futures contracts including financial, agricultural, metals, energy contracts and/or foreign currency contracts. The combination of markets traded may vary over time and from time to time. Waypoint may also trade spot and forward currency contracts on a principal basis on behalf of clients.
     Blackwater Capital Management LLC
     Blackwater utilizes medium and long term, systematic technical models to trade global futures and foreign exchange markets. The models are designed to establish positions when market behavior exhibits a high probability of an emerging sustained move. Blackwater seeks to aggressively protect open equity after profit targets have been reached, limiting sharp reversals and drawdowns. It incorporates strict money management techniques in order to reduce volatility.
     The Global Program was established to capture intermediate and long term trends in the global future and FX markets. The Global Program is based on chart and volatility patterns observed over many years of trading and following macro markets. Blackwater’s trading model is designed to establish positions in relatively low to moderate volatility markets that are starting to show signs of an emerging, sustained price move. Once a trade has been established, the model generates stop levels and profit objectives. Stop levels are based on multiple volatility measurements. Proprietary indicators are used to reduce trading in range bound, trendless markets. When Blackwater’s indicators point to a range bound market, extra confirmation is needed to enter a trade. Excessive volatility in a particular market will cause Blackwater to exit that market. Money management techniques are applied on the individual market level, sector level, and performing poorly, receive less risk capital. When open equity levels surpass predetermined thresholds, partial profits will be taken on the most successful open trades.

     Sasco Energy Partners LLC
     Sasco trades the Partnership’s assets in accordance with its Energy Program, a proprietary, discretionary trading system. The Energy Program currently trades futures, options and exchange-cleared swaps on U.S. and non-U.S. exchanges and markets.
     Sasco is a discretionary trader that employs a primarily fundamental analysis. Sasco’s investment decisions are based on an assessment of available facts and data. Sasco has sole discretion to trade certain markets or refrain from making certain trades. Sasco’s trading approach is dependent in part on the existence of certain fundamental indicators. There have been periods in the past where no such market indicators were evident, and such periods may recur.
     Sasco utilizes outright long and short positions, exchange cleared over-the-counter instruments, time spreads, swaps and other trading strategies. Sasco focuses on investments in long-term core positions while simultaneously managing short-term positions, based primarily on fundamental analysis and employing risk management principles. Sasco may also utilize options in an attempt either to reduce or define trading risks. In making trading decisions, Sasco also employs a technical analysis to help identify market trends.
     Effective risk management is an important aspect of the Energy Program. Expectation and volatility of the markets traded, and the overall nature of the account, are all factors in determining the amount of equity committed to each trade.
     No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

For the period January 1, 2010 through December 31, 2010 the average allocation by commodity market sector for each of the Funds was as follows:
CMF Aspect Master Fund L.P

Currencies	24.7%
Energy	8.3%
Grains	3.7%
Indices	11.6%
Interest Rates Non-U.S.	26.1%
Interest Rates U.S.	9.2%
Livestock	0.6%
Metals	9.0%
Softs	6.8%
CMF Altis Partners Master Fund L.P.

Currencies	18.5%
Energy	13.5%
Grains	5.6%
Indices	20.6%
Interest Rates Non-U.S.	11.0%
Interest Rates U.S.	7.5%
Livestock	1.0%
Metals	15.4%
Softs	6.9%
Waypoint Master Fund L.P.

Currencies	62.2%
Energy	1.5%
Grains	1.5%
Indices	9.8%
Interest Rates Non-U.S.	18.6%
Interest Rates U.S.	4.3%
Metals	1.3%
Softs	0.8%
Blackwater Master Fund L.P

Currencies	27.3%
Energy	13.6%
Grains	1.4%
Indices	32.5%
Interest Rates Non-U.S.	9.7%
Interest Rates U.S.	2.8%
Livestock	3.3%
Metals	9.4%
CMF Sasco Master Fund L.P

Energy	100%
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investments in Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spread” and “straddle” describes a commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership and the Funds, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
      Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

     As both a buyer and seller of options, the Funds pay or receives a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
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
     Other than the risks inherent in commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances upon the first to occur of the following: (i) December 31, 2018; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of its Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 1,502.4921 Redeemable Units were redeemed totaling $2,812,226 and 55.1250 General Partner unit equivalents totaling $100,000. For the year ended December 31, 2009, 2,615.0660 Redeemable Units were redeemed totaling $5,269,005 and 208.5720 General Partner unit equivalents totaling $409,375.

     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit increased 6.2% from $1,893.46 to $2,010.95. For the year ended December 31, 2009, the net asset value per unit decreased 10.6% from $2,117.49 to $1,893.46. For the year ended December 31, 2008, the net asset value per unit increased 23.1% from $1,719.91 to $2,117.49.
     The Partnership experienced a net trading gain, before brokerage fees and related fees in 2010 of $4,024,625. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, metals, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and indices. The net trading gain or loss for the Partnership/Funds are discussed on page 36 under Item 8. Financial Statements and Supplementary Data.
     In 2010, the most significant trading gains were experienced within the fixed income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains were achieved primarily during May, September and December. During May, short positions in the euro versus the U.S. dollar posted gains as the euro continued to weaken amid concerns over the Greek debt crisis. During September, long positions in the Australian dollar versus the U.S. dollar posted gains as the value of the Australian dollar rose against these currencies amid speculation that the Reserve Bank of Australia may raise interest rates in October. During December, short positions in the British pound versus the Australian dollar, Japanese yen, and Swiss franc resulted in gains as the value of the British pound declined against these currencies following lower-than-expected mortgage approval figures in the United Kingdom. Additional gains were experienced from long positions in the Australian dollar, Brazilian real and South African rand versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected economic data spurred speculation that global growth is gathering momentum, boosting demand for higher-yielding and commodity-driven currencies.
     A portion of the Partnership’s gains for the year was offset by losses recorded in the energy markets from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand may ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Within the global stock index sector, losses were incurred in January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe.
     The Partnership experienced a net trading loss, before brokerage fees and related fees in 2009 of $1,234,750. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, indices, grains, U.S. and non-U.S. interest rates and softs and were partially offset by gains in currencies, livestock, metals and lumber.
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

     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and twelve months ended December 31, 2010 increased by $4,991 and $1,135, respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity maintained in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and twelve months ended December 31, 2010 decreased by $21,253 and $244,581, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees for the three and twelve months ended December 31, 2010 was due to lower average net assets as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $14,745 and $97,421, respectively, as compared to the corresponding periods in 2009. The decrease in management fees for the three and twelve months ended December 31, 2010 was due to lower average net assets as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and twelve months ended December 31, 2010 resulted in an incentive fee accrual of 119,073. Trading performance for the three and twelve months ended December 31, 2009 resulted in an incentive fee accrual reversal of $111,106 and an incentive fee accrual of $26,539, respectively.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $134,875 and $110,468, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $83,092 and $39,442, respectively.
     The Partnership experienced a net trading gain, before brokerage fees and related fees in 2008 of $12,910,342. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, indices, grains, metals, lumber, livestock, U.S. and non-U.S. interest rates and were partially offset by losses in currencies and softs.
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
     Profits were primarily realized from trading in equity indices, fixed income and energy. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets. The Partnership was profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10 year Treasury-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. The Partnership also realized profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. Slightly offsetting gains were small losses in foreign exchange.
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
     In allocating the assets of the Partnership among the Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “overview” section of this Item 7.

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
     Partnership’s and the Funds’ Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities.” on the financial statements.
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
     Forward Foreign Currency Contracts. Foreign currency contracts are contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.
     The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
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
     The risk to the limited partners that have purchased interest in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits.

This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.
     The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.
     “Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempt to manage their market risk.
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.
Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward contracts does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
  The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership by each Fund separately.
     The following tables indicate the trading value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009. As of December 31, 2010, the Partnership’s total capitalization was $28,436,063.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,073,671	3.78%
Energy	687,716	2.42%
Grains	92,399	0.32%
Indices	548,609	1.93%
Interest Rates U.S.	34,492	0.12%
Interest Rates Non-U.S.	213,543	0.75%
Livestock	39,333	0.14%
Lumber	478	0.00%
Metals	237,979	0.84%
Softs	102,064	0.36%

Total	$3,030,284	10.66%

     At December 31, 2009, the Partnership’s total capitalization was $29,723,936

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$357,446	1.20%
Energy	94,382	0.32%
Grains	52,012	0.18%
Interest Rates U.S.	114,616	0.39%
Interest Rates Non-U.S.	448,373	1.51%
Livestock	19,077	0.06%
Lumber	1,408	0.01%
Metals	378,190	1.27%
Softs	173,426	0.58%
Indices	539,261	1.81%

Total	$2,178,191	7.33%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investment and indirect investments in the Funds by market category as of December 31, 2010 and 2009, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
     As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 3.9% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$6,641,142	4.21%	$6,908,626	$1,960,264	$4,676,665
Energy	1,421,450	0.90%	1,932,150	351,414	1,223,668
Grains	663,172	0.42%	853,702	150,472	496,932
Indices	2,735,405	1.73%	15,325,500	832,920	2,830,563
Interest Rates U.S.	128,755	0.08%	2,333,350	128,755	1,185,599
Interest Rates Non-U.S.	1,433,026	0.91%	6,063,200	1,068,897	4,111,787
Livestock	109,519	0.07%	240,000	14,717	93,906
Metals	1,798,174	1.14%	2,724,717	539,569	1,434,801
Softs	853,509	0.54%	1,719,693	494,690	987,242

Total	$15,784,152	10.00%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Aspect Master’s total capitalization was $165,138,058. The Partnership owned approximately 5.5% of Aspect Master. As of December 31, 2009, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,005,547	1.82%	$9,657,630	$1,450,765	$3,783,484
Energy	948,800	0.57%	4,972,100	440,450	1,516,206
Grains	327,245	0.20%	1,461,017	291,283	622,287
Indices	4,002,477	2.42%	4,177,780	735,579	2,382,946
Interest Rates U.S.	868,320	0.54%	3,363,654	68,325	1,350,674
Interest Rates Non-U.S.	5,408,866	3.28%	10,090,643	3,056,662	5,677,560
Livestock	155,900	0.09%	704,364	130,800	287,937
Metals	2,647,427	1.60%	4,707,270	813,671	2,289,309
Softs	1,800,229	1.09%	2,057,410	648,164	1,382,129

Total	$19,164,811	11.61%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, Altis Master’s total capitalization was $63,685,511. The Partnership owned approximately 9.2% of Altis Master. As of December 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,113,522	4.89%	$3,481,070	$143,363	$2,231,735
Energy	1,077,195	1.69%	2,479,469	236,868	1,086,124
Grains	483,876	0.76%	915,463	136,257	435,755
Indices	1,251,469	1.97%	7,740,340	220,942	2,503,689
Interest Rates U.S.	191,408	0.30%	1,193,750	110,116	570,835
Interest Rates Non-U.S.	733,663	1.15%	1,849,973	183,212	1,000,258
Livestock	107,232	0.17%	170,400	22,320	82,718
Lumber	5,200	0.01%	27,500	1,100	9,287
Metals	1,079,175	1.69%	2,589,641	241,177	1,152,447
Softs	747,574	1.17%	937,879	199,670	499,434

Total	$8,790,314	13.80%

*	Annual average of month-end Value at Risk
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

     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 17.2% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,878,430	4.55%	$8,215,545	$633,809	$4,331,888
Indices	901,236	2.18%	1,613,660	100,993	658,690
Metals	80,750	0.20%	216,436	31,500	55,173

Total	$2,860,416	6.93%

*	For the period March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk
     For the year ended December 31, 2009, Waypoint’s Value at Risk for the portion of its assets that were traded directly in a manage account in the Partnership’s name was as follows:
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

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 22.7% of Blackwater Master. As of December 31, 2010, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$903,667	3.48%	$903,667	$577,300	$765,383
Energy	357,370	1.38%	508,250	184,174	350,610
Grains	97,000	0.37%	97,000	30,000	97,000
Indices	756,741	2.92%	1,256,105	756,741	941,241
Interest Rates U.S.	52,250	0.20%	171,550	14,700	33,475
Interest Rates Non-U.S.	397,172	1.53%	445,693	86,447	358,644
Livestock	111,000	0.43%	111,000	40,000	97,000
Metals	240,867	0.93%	346,947	240,866	283,148

Total	$2,916,067	11.24%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk
     As of December 31, 2010, Sasco Master’s total capitalization was $81,683,630. The Partnership owned approximately 4.7% of Sasco Master. As of December 31, 2010, Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Totals	$9,618,175	11.77%

*	For the period December 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk

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
     The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2010 by market sector:
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is subject to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Fund are limited to futures on broadly based indices. As of December 31, 2010, the Partnership’s/Funds’ primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (Germany) and S&P (U.S.) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S.,

European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2010.
     Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Japanese yen, Euro, British pounds and Australian dollars. The Advisors regularly convert foreign currency balances to U.S dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject.
     The General Partner monitors the Partnership’s/Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
     The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.      Financial Statements and Supplementary Data.
GLOBAL DIVERSIFIED FUTURES FUND L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Global Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC General Partner, Global Diversified Futures Fund L.P.

Ceres Managed Futures LLC
 522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control over
Financial Reporting

The management of Global Diversified Futures Fund L.P., (the Partnership), Ceres Managed Futures LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Global Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Global Diversified Futures Fund L.P.
Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Global Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Global Diversified Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Global Diversified Futures Fund L.P. (the “Partnership”), including the schedule of investments, as of December 31, 2010, and including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Global Diversified Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Global Diversified Futures Fund:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Global Diversified Futures Fund (formerly known as Citigroup Global Diversified Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Global Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Funds, at fair value (Note 5)	$28,849,787	$24,472,696
Equity in trading account:
Cash (Note 3c)	49,062	5,549,173
Cash margin (Note 3c)	—	90,225
Net unrealized appreciation on open futures contracts	—	8,930

	28,898,849	30,121,024
Interest receivable	—	60

Total assets	$28,898,849	$30,121,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$44,055
Accrued expenses:
Brokerage fees (Note 3c)	130,045	135,347
Management fees (Note 3b)	40,378	44,183
Incentive fees (Note 3b)	119,072	26,539
Professional fees	41,076	46,548
Other	22,185	17,402
Redemptions payable (Note 6)	110,030	83,074

Total liabilities	462,786	397,148

Partners’ Capital: (Notes 1 and 6)
General Partner, 157.9234 and 213.0484 Unit equivalents outstanding at December 31, 2010 and 2009, respectively	317,576	403,399
Limited Partners, 13,982.7114 and 15,485.2035 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	28,118,487	29,320,537

Total partners’ capital	28,436,063	29,723,936

Total liabilities and partners’ capital	$28,898,849	$30,121,084

Net asset per unit	$2,010.95	$1,893.46

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2010

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$6,105,359	21.47%
CMF Altis Partners Master Fund L.P.	5,893,177	20.72
Waypoint Master Fund L.P.	7,080,876	24.90
Blackwater Master Fund L.P.	5,892,624	20.72
CMF Sasco Master Fund L.P.	3,877,751	13.64

Total investment in Funds, at fair value	$28,849,787	101.45%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$(485,070)	$606,155	$567,818
Net realized gains (losses) on investment in Funds	3,511,257	214,199	12,301,849
Change in net unrealized gains (losses) on open contracts	35,125	(35,125)	—
Change in net unrealized gains (losses) on investments in Funds	963,313	(2,019,979)	40,675

Gain (loss) from trading, net	4,024,625	(1,234,750)	12,910,342
Interest income (Note 3c)	240	3,746	1,608
Interest income from investment in Funds	24,289	19,648	421,468

Total income (loss)	4,049,154	(1,211,356)	13,333,418

Expenses:
Brokerage fees including clearing fees (Note 3c)	1,596,572	1,841,153	2,300,441
Management fees (Note 3b)	491,189	588,610	719,564
Incentive fees (Note 3b)	119,073	26,539	1,958,313
Professional fees	134,875	110,468	72,690
Other	83,092	39,442	42,092

Total expenses	2,424,801	2,606,212	5,093,100

Net income (loss)	$1,624,353	$(3,817,568)	$8,240,318

Net income (loss) per unit (Note 7)	$117.49	$(224.03)	$397.58

Weighted average units outstanding	14,894.3611	16,713.0389	21,336.4317

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$37,019,603	$3,099,968	$40,119,571
Net income (loss)	7,947,509	292,809	8,240,318
Redemptions of 3,423.9232 Redeemable Units and 1,380.7810 General Partner unit equivalents	(6,640,005)	(2,500,000)	(9,140,005)

Partners’ Capital at December 31, 2008	38,327,107	892,777	39,219,884
Net income (loss)	(3,737,565)	(80,003)	(3,817,568)
Redemptions of 2,615.0660 Redeemable Units and 208.5720 General Partner unit equivalents	(5,269,005)	(409,375)	(5,678,380)

Partners’ Capital at December 31, 2009	29,320,537	403,399	29,723,936
Net income (loss)	1,610,176	14,177	1,624,353
Redemptions of 1,502.4921 Redeemable Units and 55.1250 General Partner unit equivalents	(2,812,226)	(100,000)	(2,912,226)

Partners’ Capital at December 31, 2010	$28,118,487	$317,576	$28,436,063

Net asset value per unit:

2008:	$2,117.49

2009:	$1,893.46

2010:	$2,010.95

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, lumber, livestock and U.S. and non-U.S. interest rates. The Partnership and the Funds (as defined in note 5 “Investment in Funds”) may trade futures and options of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between November 25, 1998 (commencement of the offering period) and February 1, 1999, 33,379 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s (defined below) contribution of $337,000 to the Partnership’s trading account on February 2, 1999, when the Partnership commenced trading. The public offering of Redeemable Units terminated on April 1, 2000 and the Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisors (as defined in Note 3(b)).

The General Partner and each limited partner of the Partnership each, a (“Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the“Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities.”

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Funds	$28,849,787	$—	$28,849,787	$—

Total fair value	$28,849,787	$—	$28,849,787	$—

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$8,930	$8,930	$—	$—
Investment in Funds	24,472,696	—	24,472,696	—

Total assets	24,481,626	8,930	24,472,696	—

Liabilities
Forwards	$44,055	$—	$44,055	$—

Total liabilities	44,055	—	44,055	—

Total fair value	$24,437,571	$8,930	$24,428,641	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

g.	Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filings and determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

f.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreements”) with Aspect Capital Limited (“Aspect”), Waypoint Capital Management LLC (“Waypoint”), Altis Partners (Jersey) Limited (“Altis”) Sasco Energy Partners LLC (“Sasco”), and Blackwater Capital Management LLC (“Blackwater”) (each an advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Blackwater was added as an Advisor to the Partnership on November 1, 2010. Campbell & Company, Inc. was terminated as of November 30, 2010 and Sasco was added as an Advisor to the Partnership on December 1, 2010. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect and Blackwater, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to it. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fee to financial advisors who have sold Redeemable Units. Brokerage fees are paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) are borne directly by the Partnership and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amount of cash held for margin requirements was $0 and $90,225, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership’s pro-rata share of the results of the trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009, based on a monthly calculation, were 44 and 235, respectively. The average notional values of currency forward contracts for the years ended December 31, 2010 and 2009, based on a monthly calculation, were $3,809,102 and $9,643,129, respectively. In prior year, the average contracts and average notional values were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Gain (Loss)		Gain (Loss)
Sector	from trading		from trading

Currencies	$(273,403)		$571,245
Energy	1,530		(16,440)
Grains	(26,600)		15,462
Indices	(97,392)		7,618
Interest Rates U.S.	(93,556)		(75,710)
Interest Rates Non-U.S.	37,570		(6,279)
Metals	(9,250)		92,768
Softs	11,156		(17,634)

Total	$(449,945	)***	$571,030 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Investment in Funds:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 units of Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067. Campbell Master was formed to permit commodity pools managed now and in the future by Campbell using Campbell’s Financial, Metal and Energy (“FME”) Large Portfolio, Campbells’ proprietary systematic trading system, to invest together in one trading vehicle. On November 30, 2010, the Partnership fully redeemed its investment in Campbell Master for a cash equal to $3,548,386.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 units of Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed to permit commodity pools managed now and in the future by Aspect using Aspect’s Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forward contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,959.4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of Blackwater Master with cash equal to $5,000,000. Blackwater Master was formed in order to permit commodity pools managed now or in the future by Blackwater using its Global Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

On December 1, 2010, the assets allocated to Sasco for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 3,064.6736 units of Sasco Master with cash equal to $4,000,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using its Energy Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the period ended December 31, 2010.

Aspect Master’s, Altis Master’s, Waypoint Master’s, Blackwater Master’s and Sasco Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. At December 31, 2009, the Partnership had approximately 7.5%, 5.5% and 12.8% of Campbell Master, Aspect Master and Altis Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	December 31, 2010
		Total	Total
	Total Assets	Liabilities	Capital

Aspect Master	$157,910,582	$46,523	$157,864,059
Altis Master	64,276,767	591,256	63,685,511
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
Sasco Master	81,882,294	198,664	81,683,630

Total	$371,343,440	$924,583	$370,418,857

	December 31, 2009
		Total	Total
	Total Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Altis Master	84,341,762	34,004	84,307,758

Total	$313,807,173	$1,835,694	$311,971,479

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Period Ended December 31, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Aspect Master	$28,958,682	$29,102,474	$28,808,927
Altis Master	8,818,344	8,891,888	8,600,743
Waypoint Master	7,879,774	7,918,225	7,746,492
Blackwater Master	1,965,203	1,969,257	1,928,404
Sasco Master	5,217,225	5,267,342	4,347,440

Total	$52,839,228	$53,149,186	$51,432,006

	For the Year Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Campbell Master	$(2,923,817)	$(2,860,109)	$(2,974,707)
Aspect Master	(18,818,065)	(18,684,829)	(18,997,603)
Altis Master	(4,037,646)	(3,970,425)	(4,128,406)

Total	$(25,779,528)	$(25,515,363)	$(26,100,716)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

For the period ended December 31, 2010

	% of					Net
	Partnership’s		Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	(loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Campbell Master	$—	$—	$357,801	$7,738	$6,226	$343,837	Commodity Portfolio	Monthly
Aspect Master	21.47%	6,105,359	1,553,565	10,284	5,398	1,537,883	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	1,094,387	22,602	14,050	1,057,735	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	1,179,394	15,052	9,664	1,154,678	Commodity Portfolio	Monthly
Blackwater Master	20.72%	5,892,624	429,787	2,797	6,801	420,189	Commodity Portfolio	Monthly
Sasco Master	13.64%	3,877,751	(116,075)	5,687	(13)	(121,749)	Energy Portfolio	Monthly

Total		$28,849,787	$4,498,859	$64,160	$42,126	$4,392,573

For the year ended December 31, 2009

	% of					Net
	Partnership’s		Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	(loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Campbell Master	15.68%	$4,660,413	$(205,995)	$5,123	$3,419	$(214,537)	Commodity Portfolio	Monthly
Aspect Master	30.34%	9,018,321	(980,703)	14,466	2,497	(997,666)	Commodity Portfolio	Monthly
Altis Master	36.31%	10,793,962	(599,434)	13,409	7,942	(620,785)	Commodity Portfolio	Monthly

Total		$24,472,696	$(1,786,132)	$32,998	$13,858	$(1,832,988)

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$171.90	$(179.89)	$512.64
Interest income	1.66	1.38	19.30
Expenses**	(56.07)	(45.52)	(134.36)

Increase (decrease) for the year	117.49	(224.03)	397.58
Net asset value per unit, beginning of year	1,893.46	2,117.49	1,719.91

Net asset value per unit, end of year	$2,010.95	$1,893.46	$2,117.49

* Includes brokerage fees.
** Excludes brokerage fees.

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(8.2)%	(7.8)%	(7.0)%

Operating expenses	8.2%	7.8%	8.1%
Incentive fees	0.4%	0.1%	5.1%

Total expenses	8.6%	7.9%	13.2%

Total return:
Total return before incentive fees	6.7%	(10.5)%	29.3%
Incentive fees	(0.5)%	(0.1)%	(6.2)%

Total return after incentive fees	6.2%	(10.6)%	23.1%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partners class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and

Global Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership and Funds’ business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$1,500,531	$1,604,479	$(420,904)	$(231,524)
Net income (loss)	$1,191,446	$1,448,888	$(623,414)	$(392,567)
Increase (decrease) in net asset value per unit	$83.73	$99.25	$(41.77)	$(23.72)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(1,418,192)	$1,301,783	$(1,235,378)	$(1,700,722)
Net income (loss)	$(1,491,428)	$1,064,994	$(1,498,528)	$(1,892,606)
Increase (decrease) in net asset value per unit	$(94.38)	$66.09	$(89.57)	$(106.17)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in its report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the years ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by the General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the general partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the general partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.

     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partership’s board of directors, and has not established and audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $1,596,572 were earned by CGM for the year ended December 31, 2010. Management fees and incentive fees of $491,189 and $119,073, respectively, were earned by the Advisors for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)	Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner units equivalents	General Partner	157.9234	1.1%
(c)	Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a)    Transactions with related persons. None
     (b)    Review, approval or ratification of transactions with related persons. Not applicable
     (c)    Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the year ended December 31, 2010 and for the period from July 23, 2009 through December 31, 2009, PwC for the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$93,600		$	N/A
2009	$54,300	(1)		$6,052	(2)

(1)  For the period July 23, 2009 to December 31, 2009.
(2)  For the period January 1, 2009 to July 22, 2009.
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

2010	$21,000
2009	$20,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2010 and 2009.

Condensed Schedules of Investments at December 31, 2010 and 2009.

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to the Financial Statements

(2) Exhibits:

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
(a)	Letter from the General Partner extending Management Agreement with Campbell & Company, Inc. for 2010, dated June 1, 2010 (filed herein).
10.6 — Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Form 10-K filed on March 28, 2002 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited for 2010, dated June 1, 2010 (filed herein).
10.7 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited for 2010, dated June 1, 2010 (filed herein).
10.8 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2010, dated June 1, 2010 (filed herein).
10.9 — Management Agreement among the Partnership. The General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Form 8-K filed on November 4, 2010 and incorporated herein be reference).

10.10 — Management Agreement among the Partnership. The General Partner and Sasco Energy Partners LLC, dated November 30, 2010 (filed as Exhibit 10.1 to the Form 8-K filed on December 1, 2010 and incorporated herein by reference).

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

31.1 — Rule 13a-14(a)/15d-14(a) Certifications (Certifications of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certifications (Certifications of Chief Financial Officer and Director).

32.1 — Section 1350 Certifications (Certifications of President and Director).

32.2 — Section 1350 Certifications (Certifications of Chief Financial Officer and Director).

99.1 — Financial Statements of CMF Aspect Master Fund L.P.

99.2 — Financial Statements of CMF Altis Partners Master Fund L.P.

99.3 — Financial Statements of Waypoint Master Fund L.P.

99.4 — Financial Statements of Blackwater Master Fund L.P.

99.5 — Financial Statements of CMF Sasco Master Fund L.P.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFED FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President & Director
Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Michael McGrath

Walter Davis President and Director	Michael McGrath Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011

/s/ Jennifer Magro	/s/ Douglas J. Ketterer

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)	Douglas J. Ketterer Director Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 31, 2011
Date: March 31, 2011

/s/ Patrick T. Egan	/s/ Alper Daglioglu

Patrick T. Egan Director Ceres Managed Futures LLC	Alper Daglioglu Director Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011

/s/ Ian Bernstein	/s/ Harry Handler

Ian Bernstein Director Ceres Managed Futures LLC	Harry Handler Director Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.