Form 10-Q
period 2011-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-05-16
CIK 1068237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 000-30455
GLOBAL DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-4015586 (I.R.S. Employer Identification No.)
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of April 30, 2011, 13,584.7822 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q

Exhibits

Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I
Item 1. Financial Statements
Global Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$26,839,228	$28,849,787
Equity in trading account:
Cash	79,347	49,062

Total assets	$26,918,575	$28,898,849

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$121,134	$130,045
Management fees	37,329	40,378
Incentive fees	25,230	119,072
Other	86,754	63,261
Redemptions payable	193,678	110,030

Total liabilities	464,125	462,786

Partners’ Capital:
General Partner, 157.9234 unit equilavents outstanding at March 31, 2011 and December 31, 2010	301,305	317,576
Limited Partners, 13,707.6698 and 13,982.7114 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	26,153,145	28,118,487

Total partners’ capital	26,454,450	28,436,063

Total liabilities and partners’ capital	$26,918,575	$28,898,849

Net asset value per unit	$1,907.92	$2,010.95

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,602,563	21.18%
CMF Altis Partners Master Fund L.P.	4,970,256	18.79
Waypoint Master Fund L.P.	6,611,328	24.99
Blackwater Master Fund L.P.	5,947,593	22.48
CMF Sasco Master Fund L.P.	3,707,488	14.01

Total investment in Funds, at fair value	$26,839,228	101.45%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Interest income	$—	$239
Interest income from investment in Funds	5,368	3,212

Total investment income	5,368	3,451

Expenses:
Brokerage fees including clearing fees	404,527	401,602
Management fees	114,559	125,707
Incentive fees	25,230	—
Other	56,651	35,336

Total expenses	600,967	562,645

Net investment income (loss)	(595,599)	(559,194)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	(450,734)
Net realized gains (losses) on investment in Funds	207,744	(262,140)
Change in net unrealized gains (losses) on open contracts	—	809
Change in net unrealized gains (losses) on investments in Funds	(1,061,111)	878,692

Total trading results	(853,367)	166,627

Net income (loss)	(1,448,966)	(392,567)
Redemptions — Limited Partners	(532,647)	(699,585)
Redemptions — General Partner	—	(100,000)

Net increase (decrease) in Partners’ Capital	(1,981,613)	(1,192,152)
Partners’ Capital, beginning of period	28,436,063	29,723,936

Partners’ Capital, end of period	$26,454,450	$28,531,784

Net asset value per unit (13,865.5932 and 15,259.7522 units outstanding at March 31, 2011 and 2010, respectively)	$1,907.92	$1,869.74

Net income (loss) per unit*	$(103.03)	$(23.72)

Weighted average units outstanding	14,047.4403	15,531.4181

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
1. General:
     Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, lumber, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership, through it investment in the Funds (as defined in note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999.
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
     As of March 31, 2011, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”), Blackwater Capital Management LLC (“Blackwater”) and Sasco Energy Partners LLC (“Sasco”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as an Advisor to the Partnership on November 30, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.
     The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$(89.45)	$(13.56)
Interest income	0.39	0.22
Expenses **	(13.97)	(10.38)

Increase (decrease) for the period	(103.03)	(23.72)
Net asset value per unit, beginning of period	2,010.95	1,893.46

Net asset value per unit, end of period	$1,907.92	$1,869.74

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.4)%	(8.0)%

Operating expenses	8.5%	8.0%
Incentive fees	0.1%	—%

Total expenses	8.6%	8.0%

Total return:
Total return before incentive fees	(5.0)%	(1.3)%
Incentive fees	(0.1)%	—%

Total return after incentive fees	(5.1)%	(1.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).
     The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.
3. Trading Activities:
     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The Partnership’s trading activity are resulting from its investment in other funds as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The customer agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
4. Fair Value Measurements:
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Fund’s Level 1 assets and liabilities are actively traded.
     GAAP requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Fund’s Level 2 assets.
          The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$26,839,228	$—	$26,839,228	$—

Net fair value	$26,839,228	—	$26,839,228	—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$28,849,787	$—	$28,849,787	$—

Net fair value	$28,849,787	—	$28,849,787	—

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
5. Investment in Funds:
     On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 units of Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (“FME”) Large Portfolio, Campbell’s proprietary, systematic trading system, to invest together in one trading vehicle. On November 30, 2010 the Partnership fully redeemed its investment in Campbell Master for a cash equal to $3,548,386.
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
     On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of the Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using Altis’s Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.
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
     On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of Blackwater Master with cash equal to $5,000,000. Blackwater Master was formed in order to permit commodity pools managed now or in the future by Blackwater using its Global Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
          On December 1, 2010, the assets allocated to Sasco for trading were invested in CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 3,064.6736 units of Sasco Master with cash equal to $4,000,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.
     Aspect Master’s, Altis Master’s, Waypoint Master’s, Blackwater Master’s and Sasco Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.
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
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Asscociation fees are borne by the Partnership through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.
     At March 31, 2011, the Partnership owned approximately 3.3%, 10.2%, 16.9%, 19.7% and 3.6% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. At December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2011
		Total	Total
	Total Assets	Liabilities	Capital
Aspect Master	$171,917,989	$60,063	$171,857,926
Altis Master	49,421,811	490,934	48,930,877
Waypoint Master	39,176,243	71,071	39,105,172
Blackwater Master	30,230,892	36,968	30,193,924
Sasco Master	109,008,174	6,899,009	102,109,165

Total	$399,755,109	$7,558,045	$392,197,064

	December 31, 2010
		Total	Total
	Total Assets	Liabilities	Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Altis Master	64,276,767	591,256	63,685,511
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
Sasco Master	81,882,294	198,664	81,683,630

Total	$371,343,440	$924,583	$370,418,857

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(28,839)	$1,725,970	$1,697,131
Altis Master	(53,257)	(8,102,603)	(8,155,860)
Waypoint Master	(64,415)	(1,606,979)	(1,671,394)
Blackwater Master	(27,505)	1,020,708	993,203
Sasco Master	(369,953)	(2,250,744)	(2,620,697)

Total	$(543,969)	$(9,213,648)	$(9,757,617)

	For the three months ended March 31, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Campbell Master	$(36,184)	$(1,562,624)	$(1,598,808)
Aspect Master	(47,890)	6,886,287	6,838,397
Altis Master	(39,205)	2,136,066	2,097,041
Waypoint Master	(11,498)	573,053	561,555

Total	$(134,777)	$8,032,782	$7,898,185

     Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted
Aspect Master	21.18%	$5,602,563	$58,575	$1,294	$874	$56,407	Commodity Portfolio	Monthly
Altis Master	18.79%	4,970,256	(802,339)	4,836	1,675	(808,850)	Commodity Portfolio	Monthly
Waypoint Master	24.99%	6,611,328	(271,031)	8,663	3,700	(283,394)	Commodity Portfolio	Monthly
Blackwater Master	22.48%	5,947,593	242,910	3,467	3,853	235,590	Commodity Portfolio	Monthly
Sasco Master	14.01%	3,707,488	(76,114)	13,412	1,944	(91,470)	Energy Portfolio	Monthly

Total		$26,839,228	$(847,999)	$31,672	$12,046	$(891,717)

	December 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage fees	Other	(Loss)	Objective	Permitted
Campbell Master	—	$—	$(114,703)	$2,404	$879	$(117,986)	Commodity Portfolio	Monthly
Aspect Master	21.47%	6,105,359	382,758	2,852	884	379,022	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	275,585	4,927	1,544	269,114	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	76,124	1,137	820	74,167	Commodity Portfolio	Monthly
Blackwater Master	20.72%	5,892,624	—	—	—	—	Commodity Portfolio	Monthly
Sasco Master	13.64%	3,877,751	—	—	—	—	Energy Portfolio	Monthly

Total		$28,849,787	$619,764	$11,320	$4,127	$604,317

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
6. Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent, that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
     The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.
     The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership and the Funds’ business, these instruments may not be held to maturity.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.
     GAAP requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
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
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2011, Partnership capital decreased 7.0% from $28,436,063 to $26,454,450. This decrease was attributable to the redemptions of 275.0416 Redeemable Units totaling $532,647, coupled with the net loss from operations of $1,448,966. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit decreased 5.1% from $2,010.95 to $1,907.92 as compared to a decrease of 1.3% in the first quarter of 2010. The Partnership experienced a net trading loss, before brokerage fees and related fees in the first quarter of 2011 of $853,367. Losses were primarily attributable to the Funds’ trading of commodity interests in currencies, grains, U.S. and non-U.S. interest rates, metals and indices, and were partially offset by gains in energy, livestock and softs. The Partnership experienced a net trading gain, before brokerage fees and clearing fees in the first quarter of 2010 of $166,627. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity interests in currencies, energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in metals, indices and softs.
     The most significant losses were incurred within the interest rate sector throughout the majority of the quarter. In January, long positions in short-term European fixed-income futures resulted in losses as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase. During February, short positions in U.S. and European fixed-income futures resulted in losses as prices increased mid-month amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Further losses were experienced in March from both long and short positions in fixed-income futures as prices moved without consistent direction throughout the month. Within the currency markets, losses were experienced primarily in January from long positions in the South African rand, Australian dollar, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy and boosted demand for the U.S. currency. Within the metals sector, losses were experienced primarily during January due to long futures positions in gold as prices fell amid a strengthening U.S. dollar, which reduced the “safe-haven” appeal of the precious metal. Further losses were recorded within this sector during March from long futures positions in copper as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy. Within the global stock index markets, losses were experienced primarily during March from long positions in European and Pacific Rim equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth. Within the agricultural markets, modest losses were experienced in March from long futures positions in cocoa as prices fell to a 10-week low on signs that the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa. Further losses were recorded within this sector during March from long positions in corn futures as prices fell after the U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop.
     A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were recorded after futures prices of crude oil and its related products continued to increase as geopolitical tensions extended to Libya.
     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.
     Interest income on 80% of the average daily equity maintained in cash in each of the Funds accounts was earned at the monthly average 30-day U.S. Treasury bill yield. Interest income for the three months ended March 31, 2011 increased by $1,917, as compared to the corresponding period in 2010. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three months ended March 31, 2011 increased by $2,925, as compared to the corresponding period in 2010. The increase in brokerage fees and related fees was due to an increase in the number of trades of trades during the three months ended March 31, 2011, as compared to the corresponding period in 2010.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2011 decreased by $11,148, as compared to the corresponding period in 2010. The decrease in management fees was due to lower average net assets as compared to the corresponding period in 2010.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2011 resulted in an incentive fee accrual of $25,230. There was no incentive fee for the three months ended March 31, 2010.
     In allocating the assets of the Partnership among Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds and are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair value of the Funds’ open contracts and, consequently in their earnings and cash balances. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open contracts and the liquidity of the market in which they trade.
     The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performances are not necessarily indicative of their future results.
     “Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experiences to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risks.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately.

     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31,2010. As of March 31, 2011, the Partnership’s total capitalization was $26,454,450.
March 31, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,040,233	7.71%
Energy	466,997	1.77%
Grains	68,760	0.26%
Indices	322,083	1.22%
Interest Rates U.S.	114,627	0.43%
Interest Rates Non-U.S.	370,615	1.40%
Livestock	21,357	0.08%
Lumber	1,274	0.01%
Metals	217,391	0.82%
Softs	76,476	0.29%

Total	$3,699,813	13.99%

     As of December 31, 2010, the Partnership’s total capitalization was $28,436,063.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,073,671	3.78%
Energy	687,716	2.42%
Grains	92,399	0.32%
Indices	548,609	1.93%
Interest Rates U.S.	34,492	0.12%
Interest Rates Non-U.S.	213,543	0.75%
Livestock	39,333	0.14%
Lumber	478	0.00%*
Metals	237,979	0.84%
Softs	102,064	0.36%

Total	$3,030,284	10.66%

*	Due to rounding
     The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2011 and December 31, 2010, the highest, lowest and average values during the three months ended March 31, 2011 and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of March 31, 2011, Aspect Master’s total capitalization was $171,857,926. The Partnership owned approximately 3.3% of Aspect Master. As of March 31, 2011, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,848,407	3.99%	$8,424,651	$6,132,034	$7,404,837
Energy	2,054,170	1.20%	2,054,170	1,241,868	1,577,567
Grains	379,656	0.22%	736,876	342,613	543,431
Indices	1,979,457	1.15%	3,093,179	1,263,661	2,599,483
Interest Rates U.S.	586,200	0.34%	586,200	172,125	370,718
Interest Rates Non-U.S.	2,531,705	1.47%	2,531,705	1,273,466	2,101,082
Livestock	118,500	0.07%	128,500	76,750	119,217
Lumber	1,500	0.00%**	3,000	1,300	1,933
Metals	1,432,783	0.83%	1,857,539	1,115,572	1,299,324
Softs	646,569	0.38%	891,860	628,212	699,379

Total	$16,578,947	9.65%

*	Average of month-end Values at Risk.

**	Due to rounding

     As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 3.9% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,641,142	4.21%	$6,908,626	$1,960,264	$4,676,655
Energy	1,421,450	0.90%	1,932,150	351,414	1,223,668
Grains	663,172	0.42%	853,702	150,472	496,932
Indices	2,735,405	1.73%	15,325,500	832,920	2,830,563
Interest Rates U.S.	128,755	0.08%	2,333,350	128,755	1,185,599
Interest Rates Non-U.S.	1,433,026	0.91%	6,063,200	1,068,897	4,111,787
Livestock	109,519	0.07%	240,000	14,717	93,906
Metals	1,798,174	1.14%	2,724,717	539,569	1,434,801
Softs	853,509	0.54%	1,719,693	494,690	987,242

Total	$15,784,152	10.00%

*	Annual average of month-end Values at Risk.
     As of March 31, 2011, Altis Master’s total capitalization was $48,930,877. The Partnership owned approximately 10.2% of Altis Master. As of March 31, 2011, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,552,902	3.17%	$3,359,482	$646,682	$1,468,005
Energy	509,312	1.04%	1,728,561	454,647	981,848
Grains	493,347	1.01%	716,615	294,622	501,395
Indices	1,475,800	3.03%	1,470,800	470,802	1,036,164
Interest Rates U.S.	290,766	0.59%	423,005	220,904	311,558
Interest Rates Non-U.S.	731,077	1.49%	983,810	332,852	682,580
Livestock	59,800	0.12%	106,850	21,625	90,900
Lumber	12,000	0.02%	12,000	800	4,933
Metals	785,441	1.61%	1,298,785	729,575	954,265
Softs	437,692	0.89%	785,580	374,414	560,578

Total	$6,348,137	12.97%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Altis Master’s total capitalization was $63,685,511. The Partnership owned approximately 9.2% of Altis Master. As of December 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,113,522	4.89%	$3,481,070	$143,363	$2,231,735
Energy	1,077,195	1.69%	2,479,469	236,868	1,086,124
Grains	483,876	0.76%	915,463	136,257	435,755
Indices	1,251,469	1.97%	7,740,340	220,942	2,503,689
Interest Rates U.S.	191,408	0.30%	1,193,750	110,116	570,835
Interest Rates Non-U.S.	733,663	1.15%	1,849,973	183,212	1,000,258
Livestock	107,232	0.17%	170,400	22,320	82,718
Lumber	5,200	0.01%	27,500	1,100	9,287
Metals	1,079,175	1.69%	2,589,641	241,177	1,152,447
Softs	747,574	1.17%	937,879	199,670	499,434

Total	$8,790,314	13.80%

*	Annual average of month-end Values at Risk.
     As of March 31, 2011, Waypoint Master’s total capitalization was $39,105,172. The Partnership owned approximately 16.9% of Waypoint Master. As of March 31, 2011, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$7,828,647	20.01%	$10,064,603	$2,910,415	$6,548,633
Energy	109,000	0.28%	195,000	45,000	89,333
Interest Rates U.S.	170,500	0.44%	502,450	30,400	145,783
Interest Rates Non-U.S.	924,273	2.36%	1,369,739	330,677	840,248
Metals	120,024	0.31%	197,750	70,014	121,691
Softs	62,100	0.16%	89,700	54,000	68,600

Total	$9,214,544	23.56%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 17.2% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,878,430	4.55%	$11,817,794	$633,809	$5,198,266
Indices	901,236	2.18%	1,613,660	100,993	790,428
Metals	80,750	0.20%	216,436	31,500	66,207

Total	$2,860,416	6.93%

*	For the period March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk.
     As of March 31, 2011, Blackwater Master’s total capitalization was $30,193,924. The Partnership owned approximately 19.7% of Blackwater Master. As of March 31, 2011, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,689,331	5.59%	$1,689,331	$511,332	$1,014,939
Energy	17,500	0.06%	401,280	16,250	202,557
Grains	30,000	0.10%	223,000	30,000	95,667
Indices	539,237	1.79%	965,504	312,761	665,640
Interest Rates U.S.	186,850	0.62%	186,850	168,549	174,649
Interest Rates Non-U.S.	285,767	0.95%	482,249	284,602	385,830
Livestock	57,600	0.19%	125,000	42,000	74,867
Metals	353,858	1.17%	432,707	86,599	291,907

Total	$3,160,143	10.47%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 22.7% of Blackwater Master. As of December 31, 2010, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$903,667	3.48%	$903,667	$577,300	$765,383
Energy	357,370	1.38%	508,250	184,174	350,610
Grains	97,000	0.37%	97,000	30,000	48,500
Indices	756,741	2.92%	1,256,105	756,741	941,241
Interest Rates U.S.	52,250	0.20%	171,550	14,700	33,475
Interest Rates Non-U.S.	397,172	1.53%	445,693	86,447	358,644
Livestock	111,000	0.43%	111,000	40,000	97,000
Metals	240,867	0.93%	346,947	240,866	283,148

Total	$2,916,067	11.24%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk.
     As of March 31, 2011, Sasco Master’s total capitalization was $102,109,165. The Partnership owned approximately 3.6% of Sasco Master. As of March 31, 2011, Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,038,644	8.85%	$23,105,575	$9,038,644	$17,056,663

Total	$9,038,644	8.85%

*	Annual average of month-end Values at Risk.
     As of December 31, 2010, Sasco Master’s total capitalization was $81,683,630. The Partnership owned approximately 4.7% of Sasco Master. As of December 31, 2010, Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Total	$9,618,175	11.77%

*	For the period December 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk.

Item 4. Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’ s subprime and other mortgage- related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’ s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a final judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the 0CC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’ S subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and brokerdealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	106.0546	$1,952.16	N/A	N/A
February 1, 2011 – February 28, 2011	67.4744	$1,955.31	N/A	N/A
March 1, 2011 – March 31, 2011	101.5126	$1,907.92	N/A	N/A
	275.0416	$1,936.60

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information. — None

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
3.2 — Limited Partnership Agreement, dated June 15, 1998 (filed as Exhibit A to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).
10.1 — Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated October 21, 1998 (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).
10.2 — Escrow Agreement among the Partnership, Smith Barney Inc., and European American Bank, dated October 21, 1998 (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).

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
10.5 — Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Form 10-K filed on March 28, 2002 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited for 2010, dated June 1, 2010 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.6 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited for 2010, dated June 1, 2010 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.7 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2010, dated June 1, 2010 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.8 — Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Form 8-K filed on November 4, 2010 and incorporated herein be reference).
10.9 — Management Agreement among the Partnership, the General Partner and Sasco Energy Partners LLC, dated November 30, 2010 (filed as Exhibit 10.1 to the Form 8-K filed on December 1, 2010 incorporated herein by reference).
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
Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: May 16, 2011