Form 10-Q
period 2011-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-08-15
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of July 31, 2011, 13,144.2693 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q

Exhibits

Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Global Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$25,023,769	$28,849,787
Equity in trading account:
Cash	57,502	49,062

Total assets	$25,081,271	$28,898,849

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$112,866	$130,045
Management fees	33,648	40,378
Incentive fees	0	119,072
Other	66,705	63,261
Redemptions payable	217,696	110,030

Total liabilities	430,915	462,786

Partners’ Capital:
General Partner, 157.9234 unit equivalents outstanding at June 30, 2011 and December 31, 2010	290,552	317,576
Limited Partners, 13,240.2347 and 13,982.7114 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	24,359,804	28,118,487

Total partners’ capital	24,650,356	28,436,063

Total liabilities and partners’ capital	$25,081,271	$28,898,849

Net asset value per unit	$1,839.83	$2,010.95

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$6,121,097	24.83%
CMF Altis Partners Master Fund L.P.	5,204,570	21.11
Waypoint Master Fund L.P.	7,196,647	29.20
Blackwater Master Fund L.P.	6,501,455	26.38

Total investment in Funds, at fair value	$25,023,769	101.52%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income:
Interest income	$0	0	$0	$240
Interest income from investment in Funds	960	6,972	6,328	10,183

Total investment income	960	6,972	6,328	10,423

Expenses:
Brokerage fees including clearing fees	384,046	396,884	788,573	798,486
Management fees	108,789	123,154	223,348	248,861
Incentive fees	(25,230)	22,336	0	22,336
Other	45,472	57,020	102,123	92,356

Total expenses	513,077	599,394	1,114,044	1,162,039

Net investment income (loss)	(512,117)	(592,422)	(1,107,716)	(1,151,616)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	(34,336)	0	(485,070)
Net realized gains (losses) on investment in Funds	(296,757)	1,041,968	(89,013)	779,828
Change in net unrealized gains (losses) on open contracts	0	34,316	0	35,125
Change in net unrealized gains (losses) on investments in Funds	(102,169)	(1,072,940)	(1,163,280)	(194,248)

Total trading results	(398,926)	(30,992)	(1,252,293)	135,635

Net income (loss)	(911,043)	(623,414)	(2,360,009)	(1,015,981)
Redemptions — Limited Partners	(893,051)	(837,971)	(1,425,698)	(1,537,556)
Redemptions — General Partner	0	0	0	(100,000)

Net increase (decrease) in Partners’ Capital	(1,804,094)	(1,461,385)	(3,785,707)	(2,653,537)
Partners’ Capital, beginning of period	26,454,450	28,531,784	28,436,063	29,723,936

Partners’ Capital, end of period	$24,650,356	$27,070,399	$24,650,356	$27,070,399

Net asset value per unit (13,398.1581 and 14,809.0156 units outstanding at June 30, 2011 and 2010, respectively)	$1,839.83	$1,827.97	$1,839.83	$1,827.97

Net income (loss) per unit*	$(68.09)	$(41.77)	$(171.12)	$(65.49)

Weighted average units outstanding	13,708.2603	15,091.4562	13,877.8503	15,311.4372

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
1. General:
     Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, lumber, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership, through it investments in the Funds (as defined in note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999.
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
     As of June 30, 2011, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”), and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Sasco Energy Partners LLC (“Sasco”) was terminated as an Advisor to the Partnership on May 31, 2011. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.
     The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(58.88)	$(28.85)	$(148.33)	$(42.41)
Interest income	0.07	0.46	0.46	0.68
Expenses **	(9.28)	(13.38)	(23.25)	(23.76)

Increase (decrease) for the period	(68.09)	(41.77)	(171.12)	(65.49)
Net asset value per unit, beginning of period	1,907.92	1,869.74	2,010.95	1,893.46

Net asset value per unit, end of period	$1,839.83	$1,827.97	$1,839.83	$1,827.97

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.3)%	(8.2)%	(8.3)%	(8.1)%

Operating expenses	8.3%	8.3%	8.4%	8.2%
Incentive fees	(0.1)%	0.1%	—%	0.1%

Total expenses	8.2%	8.4%	8.4%	8.3%

Total return:
Total return before incentive fees	(3.7)%	(2.1)%	(8.5)%	(3.4)%
Incentive fees	0.1%	(0.1)%	—%	(0.1)%

Total return after incentive fees	(3.6)%	(2.2)%	(8.5)%	(3.5)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).
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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
4. Fair Value Measurements:
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investments in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
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
     GAAP requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets.
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
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$25,023,769	$—	$25,023,769	$—

Net fair value	$25,023,769	—	$25,023,769	—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$28,849,787	$—	$28,849,787	$—

Net fair value	$28,849,787	—	$28,849,787	—

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
5. Investment in Funds:
     On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 units of Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy (“FME”) Large Portfolio, Campbell’s proprietary, systematic trading system, to invest together in one trading vehicle. On November 30, 2010 the Partnership fully redeemed its investment in Campbell Master for cash equal to $3,548,386.
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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
          On December 1, 2010, the assets allocated to Sasco for trading were invested in CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 3,064.6736 units of Sasco Master with cash equal to $4,000,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On May 31, 2011 the Partnership fully redeemed its investment in Sasco Master for cash equal to $ 3,583,752.
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.
     Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.
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
     At June 30, 2011, the Partnership owned approximately 3.8%, 5.0%, 19.0% and 18.7% of Aspect Master, Altis Master, Waypoint Master and Blackwater, respectively. At December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2011
		Total	Total
	Total Assets	Liabilities	Capital
Aspect Master	$161,590,568	$1,233,120	$160,357,448
Altis Master	104,815,171	945,798	103,869,373
Waypoint Master	38,256,105	292,377	37,963,728
Blackwater Master	35,191,918	447,132	34,744,786

Total	$339,853,762	$2,918,427	$336,935,335

	December 31, 2010
		Total	Total
	Total Assets	Liabilities	Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Altis Master	64,276,767	591,256	63,685,511
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
Sasco Master	81,882,294	198,664	81,683,630

Total	$371,343,440	$924,583	$370,418,857

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the Three months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(49,767)	$(4,157,070)	$(4,206,837)
Altis Master	(86,627)	(11,353,961)	(11,440,588)
Waypoint Master	(49,050)	846,382	797,332
Blackwater Master	(20,229)	(503,805)	(524,034)
Sasco Master	(337,870)	3,450,469	3,112,599

Total	$(543,543)	$(11,717,985)	$(12,261,528)

	For the Six months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(78,606)	$(2,431,100)	$(2,509,706)
Altis Master	(139,884)	(19,456,564)	(19,596,448)
Waypoint Master	(113,465)	(760,597)	(874,062)
Blackwater Master	(47,734)	516,903	469,169
Sasco Master	(707,823)	1,199,725	491,902

Total	$(1,087,512)	$(20,931,633)	$(22,019,145)

	For the Three months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(66,054)	$993,585	$927,531
Altis Master	(80,238)	(6,238,080)	(6,318,318)
Waypoint Master	(47,691)	5,344,480	5,296,789
Campbell Master	(51,553)	447,826	396,273

Total	$(245,536)	$547,811	$302,275

	For the Six months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(113,944)	$7,879,872	$7,765,928
Altis Master	(119,263)	(4,102,014)	(4,221,277)
Waypoint Master	(59,189)	5,917,533	5,858,344
Campbell Master	(87,737)	(1,114,798)	(1,202,535)

Total	$(380,133)	$8,580,593	$8,200,460

     Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.83%	$6,121,097	$(159,693)	$1,530	$427	$(161,650)	Commodity Portfolio	Monthly
Altis Master	21.11%	5,204,570	(445,074)	3,961	1,132	(450,167)	Commodity Portfolio	Monthly
Waypoint Master	29.20%	7,196,647	137,690	6,247	2,675	128,768	Commodity Portfolio	Monthly
Blackwater Master	26.38%	6,501,455	(114,795)	3,228	689	(118,712)	Commodity Portfolio	Monthly
Sasco Master	—	—	183,906	11,257	2,673	169,976	Energy Portfolio	Monthly

Total		$25,023,769	$(397,966)	$26,223	$7,596	$(431,785)

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

	June 30, 2011		For the six months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.83%	$6,121,097	$(101,118)	$2,824	$1,301	$(105,243)	Commodity Portfolio	Monthly
Altis Master	21.11%	5,204,570	(1,247,413)	8,797	2,807	(1,259,017)	Commodity Portfolio	Monthly
Waypoint Master	29.20%	7,196,647	(133,341)	14,910	6,375	(154,626)	Commodity Portfolio	Monthly
Blackwater Master	26.38%	6,501,455	128,116	6,695	4,543	116,878	Commodity Portfolio	Monthly
Sasco Master	—	—	107,791	24,669	4,617	78,505	Energy Portfolio	Monthly

Total		$25,023,769	$(1,245,965)	$57,895	$19,643	$(1,323,503)

	December 31, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	—%	$—	$40,871	$1,950	$2,912	$36,009	FME Portfolio	Monthly
Aspect Master	21.47%	6,105,359	56,098	3,085	2,925	50,088	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	(827,396)	5,070	8,431	(840,897)	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	706,427	5,416	2,401	698,610	Commodity Portfolio	Monthly
Blackwater Master(a)	20.72%	5,892,624	—	—	—	—	Commodity Portfolio	Monthly
Sasco Master(b)	13.64%	3,877,751	—	—	—	—	Energy Portfolio	Monthly

Total		$28,849,787	$(24,000)	$15,521	$16,669	$(56,190)

	December 31, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	—%	$—	$(73,832)	$4,354	$3,791	$(81,977)	FME Portfolio	Monthly
Aspect Master	21.47%	6,105,359	438,856	5,937	3,809	429,110	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	(551,811)	9,997	9,975	(571,783)	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	782,550	6,553	3,221	772,776	Commodity Portfolio	Monthly
Blackwater Master(a)	20.72%	5,892,624	—	—	—	—	Commodity Portfolio	Monthly
Sasco Master(b)	13.64%	3,877,751	—	—	—	—	Energy Portfolio	Monthly

Total		$28,849,787	$595,763	$26,841	$20,796	$548,126

(a)	Commenced trading on November 1, 2010.

(b)	Commenced trading on December 1, 2010.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
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
June 30, 2011
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
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investments in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
     Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
      Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.
      For the six months ended June 30, 2011, Partnership capital decreased 13.3% from $28,436,063 to $24,650,356. This decrease was attributable to the net loss from operations of $2,360,009, coupled with the redemptions of 742.4767 Redeemable Units totaling $1,425,698. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
      During the Partnership’s second quarter of 2011 the net asset value per Unit decreased 3.6% from $1,907.92 to $1,839.83 as compared to a decrease of 2.2% in the second quarter of 2010. The Partnership experienced a net trading loss, before brokerage fees and related fees in the second quarter of 2011 of $398,926. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, indices, metals and softs, and were partially offset by gains in currencies and U.S. interest rates. The Partnership experienced a net trading loss, before brokerage fees and related fees in the second quarter of 2010 of $30,992. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, indices, metals and softs, and were partially offset by gains in U.S. and non-U.S. interest rates.
     During the second quarter of 2011, the most significant losses were incurred within the global stock index sector, primarily during June, from long positions in U.S., Pacific Rim, and European equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. Within the energy markets, losses were recorded primarily during May and June due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. Further losses were experienced in June due to short positions in natural gas futures as prices rose on forecasts of above-average temperatures in the U.S., boosting demand for the fuel. Within the agricultural complex, losses were recorded primarily in April from long positions in cotton futures as prices declined on concern demand may slow from China, the world’s biggest buyer of the fiber. Further losses were experienced during June due to long positions in corn futures as prices fell sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were also experienced within the metals markets, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. Further losses were experienced in June due to long positions in aluminum futures as prices fell amid a slowing global economy and a rising U.S. dollar. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the Brazilian real, Swiss franc, Indonesian rupiah, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Gains were also experienced within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.
      During the Partnership’s six months ended June 30, 2011, the net asset value per Unit decreased 8.5% from $2,010.95 to $1,839.83, as compared to a decrease of 3.5% during the six months ended June 30, 2010. The Partnership experienced a net trading loss, before brokerage fees and related fees during the six months ended June 30, 2011 of $1,252,293. Losses were primarily attributable to the Funds’ trading of commodity futures in grains, non-U.S. interest rates, livestock, metals, softs, indices and were partially offset by gains in currencies, energy and U.S. interest rates. The Partnership experienced a net trading gain, before brokerage fees and related fees during the six months ended June 30, 2010 of $135,635. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and were partially offset by losses in energy, grains, livestock, metals, softs and indices.
     During the six months ended of 2011, the most significant losses were incurred in the global stock index sector, primarily during June, from long positions in European, Pacific Rim, and U.S. equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis. Additional losses were experienced in this sector during March from long positions in European equity index futures as prices moved lower. Losses were experienced within the metals markets, primarily during March, from long positions in copper futures as prices moved lower amid concern that rising energy costs would possibly slow the global economy and reduce demand for base metals. Further losses were incurred within this sector during May and June from long positions in aluminum futures. Within the agricultural complex, losses were incurred primarily during March due to long positions in cocoa futures as prices fell on signs the political turmoil in the Ivory Coast, the world’s largest cocoa producing country, may be easing. Within the global interest rate sector, losses were incurred primarily during April due to short positions in European fixed-income futures as prices moved higher after Standard & Poor’s put a “negative” outlook on the United States’ AAA credit rating, prompting demand for an alternative to U.S. Treasuries. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the currency markets, primarily during April, from long positions in the Brazilian real, Swiss franc, Indonesian rupiah, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
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
      Interest income on 80% of the average daily equity maintained in cash in each of the Funds accounts was earned at the monthly average 30- day U.S. Treasury bill rate. Interest income for the three and six months ended June 30, 2011 decreased by $6,012 and $4,095, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates during the six months ended June 30, 2011, as compared to the corresponding period in 2010.
      Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three and six months ended June 30, 2011 decreased by $12,838 and $9,913, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees and related fees was due to lower average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

      Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $14,365 and $25,513, respectively, as compared to the corresponding periods in 2010. The decrease in management fees was due to lower average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.
      Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2011 resulted in an incentive fee reversal of $25,230. There was no incentive fee for the six months ended June 30, 2011. Trading performance for the three and six months ended June 30, 2010 resulted in an incentive fee accrual of $22,336.
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
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair value of the Funds’ open contracts and, consequently in their earnings and cash balances. The Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Funds’ open contracts and the liquidity of the market in which they trade.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately.

     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31,2010. As of June 30, 2011, the Partnership’s total capitalization was $24,650,356.
June 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$921,732	3.74%
Energy	194,819	0.79%
Grains	53,966	0.22%
Indices	522,791	2.12%
Interest Rates U.S.	181,000	0.73%
Interest Rates Non-U.S.	617,376	2.50%
Livestock	8,803	0.04%
Lumber	1,692	0.01%
Metals	175,574	0.71%
Softs	81,311	0.33%

Total	$2,759,064	11.19%

     As of December 31, 2010, the Partnership’s total capitalization was $28,436,063.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,073,671	3.78%
Energy	687,716	2.42%
Grains	92,399	0.32%
Indices	548,609	1.93%
Interest Rates U.S.	34,492	0.12%
Interest Rates Non-U.S.	213,543	0.75%
Livestock	39,333	0.14%
Lumber	478	0.00%*
Metals	237,979	0.84%
Softs	102,064	0.36%

Total	$3,030,284	10.66%

*	Due to rounding.
     The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended June 30, 2011 and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of June 30, 2011, Aspect Master’s total capitalization was $160,357,448. The Partnership owned approximately 3.8% of Aspect Master. As of June 30, 2011, the Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,644,755	4.14%	$9,705,808	$6,644,755	$8,426,784
Energy	950,544	0.59%	2,078,345	856,518	1,280,704
Grains	123,592	0.08%	498,219	123,592	340,962
Indices	1,221,773	0.76%	2,915,866	914,885	1,958,623
Interest Rates U.S.	1,448,950	0.90%	2,289,150	1,118,150	1,618,750
Interest Rates Non-U.S.	6,697,399	4.18%	6,742,007	1,784,812	4,313,958
Livestock	33,755	0.02%	131,900	31,500	61,990
Lumber	9,000	0.01%	9,000	1,000	7,500
Metals	916,286	0.57%	1,578,653	811,801	1,137,353
Softs	425,101	0.27%	627,776	410,674	487,133

Total	$18,471,155	11.52%

*	Average of month-end Values at Risk.

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
     As of June 30, 2011, Altis Master’s total capitalization was $103,869,373. The Partnership owned approximately 5.0% of Altis Master. As of June 30, 2011, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,577,430	2.48%	$4,043,859	$1,499,893	$2,914,230
Energy	1,327,961	1.28%	2,954,905	374,821	1,279,237
Grains	519,081	0.50%	1,290,740	326,477	656,920
Indices	1,616,300	1.56%	4,865,066	719,883	2,328,540
Interest Rates U.S.	480,200	0.46%	1,007,400	445,650	617,058
Interest Rates Non -U.S.	1,700,061	1.64%	1,814,978	535,752	1,269,522
Livestock	150,410	0.14%	244,350	52,475	115,828
Lumber	27,000	0.03%	69,000	13,500	25,500
Metals	1,229,811	1.18%	2,447,050	644,520	1,129,073
Softs	778,782	0.75%	1,748,653	495,644	1,024,497

Total	$10,407,036	10.02%

*	Average of month-end Values at Risk.

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
     As of June 30, 2011, Waypoint Master’s total capitalization was $37,963,728. The Partnership owned approximately 19.0% of Waypoint Master. As of June 30, 2011, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,978,315	5.21%	$10,317,436	$381,280	$6,777,194
Energy	46,750	0.12%	112,500	42,500	51,875
Grains	40,250	0.11%	111,500	19,250	75,875
Indices	1,040,966	2.74%	1,280,802	200,908	648,984
Interest Rates U.S.	26,000	0.07%	591,250	26,000	367,367
Interest Rates Non-U.S.	697,203	1.84%	1,537,795	78,185	821,745
Metals	142,500	0.37%	170,512	40,500	156,506
Softs	37,800	0.10%	105,300	37,800	62,100

Total	$4,009,784	10.56%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 17.2% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

			For the period ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,878,430	4.55%	$11,817,794	$633,809	$5,198,266
Indices	901,236	2.18%	1,613,660	100,993	790,428
Metals	80,750	0.20%	216,436	31,500	66,207

Total	$2,860,416	6.93%

*	For the period March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Values at Risk.
     As of June 30, 2011, Blackwater Master’s total capitalization was $34,744,786. The Partnership owned approximately 18.7% of Blackwater Master. As of June 30, 2011, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$890,150	2.56%	$1,876,683	$890,150	$1,011,517
Energy	446,336	1.28%	868,462	19,250	175,945
Grains	84,000	0.24%	141,000	42,000	73,500
Indices	1,063,136	3.06%	1,607,842	541,808	952,159
Interest Rates U.S.	518,800	1.49%	969,300	219,050	480,350
Interest Rates Non -U.S.	781,285	2.25%	807,320	330,533	571,484
Metals	279,849	0.81%	758,876	279,843	505,780
Softs	102,000	0.30%	119,000	102,000	102,000

Total	$4,165,556	11.99%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 22.7% of Blackwater Master. As of December 31, 2010, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
December 31, 2010

			For the period ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$903,667	3.48%	$903,667	$577,300	$765,383
Energy	357,370	1.38%	508,250	184,174	350,610
Grains	97,000	0.37%	97,000	30,000	48,500
Indices	756,741	2.92%	1,256,105	756,741	941,241
Interest Rates U.S.	52,250	0.20%	171,550	14,700	33,475
Interest Rates Non-U.S.	397,172	1.53%	445,693	86,447	358,644
Livestock	111,000	0.43%	111,000	40,000	97,000
Metals	240,867	0.93%	346,947	240,866	283,148

Total	$2,916,067	11.24%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Values at Risk.

Item 4. Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31,2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31,2011.

Item 1A. Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	122.8876	$1,992.10	N/A	N/A
May 1, 2011 – May 31, 2011	226.2236	$1,903.21	N/A	N/A
June 1, 2011 – June 30, 2011	118.3239	$1,839.83	N/A	N/A
	467.4351	$1,910.54

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
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
31.1   Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2   Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).
32.1   Section 1350 Certification (Certification of President and Director).
32.2   Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED FUTURES FUND L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director
Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: August 15, 2011