Form 10-Q
period 2011-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-11-14
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐       No ☑
As of October 31, 2011, 12,629.1551 Limited Partnership Redeemable Units were outstanding.

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
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Global Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$26,290,916	$28,849,787
Equity in trading account:
Cash	52,672	49,062

Total assets	$26,343,588	$28,898,849

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$118,546	$130,045
Management fees	34,869	40,378
Incentive fees	260,522	119,072
Other	60,166	63,261
Redemptions payable	176,033	110,030

Total liabilities	650,136	462,786

Partners’ Capital:
General Partner, 157.9234 unit equivalents outstanding at September 30, 2011 and December 31, 2010	311,896	317,576
Limited Partners, 12,851.5331 and 13,982.7114 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	25,381,556	28,118,487

Total partners’ capital	25,693,452	28,436,063

Total liabilities and partners’ capital	$26,343,588	$28,898,849

Net asset value per unit	$1,974.98	$2,010.95

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Schedule of Investments
September 30, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$6,506,669	25.32%
CMF Altis Partners Master Fund L.P.	4,880,777	19.00
Waypoint Master Fund L.P.	7,366,273	28.67
Blackwater Master Fund L.P.	7,537,197	29.34

Total investment in Funds, at fair value	$26,290,916	102.33%

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

Global Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income:
Interest income	$0	$0	$0	$240
Interest income from investment in Funds	756	7,348	7,084	17,531

Total investment income	756	7,348	7,084	17,771

Expenses:
Brokerage fees including clearing fees	363,395	392,227	1,151,968	1,190,713
Management fees	103,567	121,026	326,915	369,887
Incentive fees	260,521	(22,336)	260,521	—
Other	41,680	56,901	143,803	149,257

Total expenses	769,163	547,818	1,883,207	1,709,857

Net investment income (loss)	(768,407)	(540,470)	(1,876,123)	(1,692,086)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	0	0	(485,070)
Net realized gains (losses) on investment in Funds	1,075,391	1,140,848	986,378	1,920,677
Change in net unrealized gains (losses) on open contracts	0	0	0	35,125
Change in net unrealized gains (losses) on investments in Funds	1,484,908	848,510	321,628	654,261

Total trading results	2,560,299	1,989,358	1,308,006	2,124,993

Net income (loss)	1,791,892	1,448,888	(568,117)	432,907
Redemptions — Limited Partners	(748,796)	(835,414)	(2,174,494)	(2,372,970)
Redemptions — General Partner	0	0	0	(100,000)

Net increase (decrease) in Partners’ Capital	1,043,096	613,474	(2,742,611)	(2,040,063)
Partners’ Capital, beginning of period	24,650,356	27,070,399	28,436,063	29,723,936

Partners’ Capital, end of period	$25,693,452	$27,683,873	$25,693,452	$27,683,873

Net asset value per unit (13,009.4565 and 14,364.6329 units outstanding at September 30, 2011 and 2010, respectively)	$1,974.98	$1,927.22	$1,974.98	$1,927.22

Net income (loss) per unit*	$135.15	$99.25	$(35.97)	$33.76

Weighted average units outstanding	13,266.3129	14,669.6981	13,674.0045	15,097.5241

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     As of September 30, 2011, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”), and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Sasco Energy Partners LLC (“Sasco”) was terminated as an Advisor to the Partnership on May 31, 2011. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.
     The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$165.85	$109.37	$17.52	$66.96
Interest income	0.05	0.51	0.51	1.19
Expenses **	(30.75)	(10.63)	(54.00)	(34.39)

Increase (decrease) for the period	135.15	99.25	(35.97)	33.76
Net asset value per unit, beginning of period	1,839.83	1,827.97	2,010.95	1,893.46

Net asset value per unit, end of period	$1,974.98	$1,927.22	$1,974.98	$1,927.22

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.0)%	(8.2)%	(8.2)%	(8.1)%

Operating expenses	8.0%	8.3%	8.2%	8.2%
Incentive fees	1.0%	(0.1)%	1.0%	—%

Total expenses	9.0%	8.2%	9.2%	8.2%

Total return:
Total return before incentive fees	8.4%	5.4%	(0.8)%	1.8%
Incentive fees	(1.0)%	—%	(1.0)%	—%

Total return after incentive fees	7.4%	5.4%	(1.8)%	1.8%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).
     The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.
3. Trading Activities:
     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The Partnership’s trading activities are resulting from its investment in other funds as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The customer agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures exchange-cleared swaps and forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps, exchange-cleared swaps and forward contracts on the Statements of Financial Condition.
     All of the commodity interests owned by the Funds are held for trading purposes.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$26,290,916	$—	$26,290,916	$—

Net fair value	$26,290,916	—	$26,290,916	—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$28,849,787	$—	$28,849,787	$—

Net fair value	$28,849,787	—	$28,849,787	—

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
September 30, 2011
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
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2011.
     Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.
     A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem, and informs the Funds.
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.
     At September 30, 2011, the Partnership owned approximately 3.9%, 3.3%, 16.6% and 17.9% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2011
		Total	Total
	Total Assets	Liabilities	Capital
Aspect Master	$166,609,631	$28,543	$166,581,088
Altis Master	146,295,236	46,900	146,248,336
Waypoint Master	44,350,960	55,254	44,295,706
Blackwater Master	42,197,675	21,853	42,175,822

Total	$399,453,502	$152,550	$399,300,952

	December 31, 2010
		Total	Total
	Total Assets	Liabilities	Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Altis Master	64,276,767	591,256	63,685,511
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
Sasco Master	81,882,294	198,664	81,683,630

Total	$371,343,440	$924,583	$370,418,857

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(41,821)	$17,484,618	$17,442,797
Altis Master	(70,204)	(5,750,190)	(5,820,394)
Waypoint Master	(42,646)	5,476,730	5,434,084
Blackwater Master	(22,526)	6,416,576	6,394,050

Total	$(177,197)	$23,627,734	$23,450,537

	For the nine months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(120,427)	$15,053,518	$14,933,091
Altis Master	(210,088)	(25,206,754)	(25,416,842)
Waypoint Master	(156,111)	4,716,133	4,560,022
Blackwater Master	(70,260)	6,933,479	6,863,219
Sasco Master	(707,823)	1,199,725	491,902

Total	$(1,264,709)	$2,696,101	$1,431,392

	For the three months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Campbell Master	$(35,500)	$3,902,957	$3,867,457
Aspect Master	(14,082)	11,582,903	11,568,821
Altis Master	(50,392)	8,547,098	8,496,706
Waypoint Master	(38,593)	(909,222)	(947,815)

Total	$(138,567)	$23,123,736	$22,985,169

	For the nine months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Campbell Master	$(123,237)	$2,788,159	$2,664,922
Aspect Master	(128,026)	19,462,775	19,334,749
Altis Master	(169,655)	4,445,084	4,275,429
Waypoint Master	(97,782)	5,008,311	4,910,529

Total	$(518,700)	$31,704,329	$31,185,629

     Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.32%	$6,506,669	$687,489	$1,459	$371	$685,659	Commodity Portfolio	Monthly
Altis Master	19.00%	4,880,777	(216,316)	2,083	836	(219,235)	Commodity Portfolio	Monthly
Waypoint Master	28.67%	7,366,273	926,928	5,430	2,339	919,159	Commodity Portfolio	Monthly
Blackwater Master	29.34%	7,537,197	1,162,954	3,525	848	1,158,581	Commodity Portfolio	Monthly

Total		$26,290,916	$2,561,055	$12,497	$4,394	$2,544,164

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

	September 30, 2011		For the nine months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.32%	$6,506,669	$586,372	$4,283	$1,672	$580,417	Commodity Portfolio	Monthly
Altis Master	19.00%	4,880,777	(1,463,729)	10,880	3,643	(1,478,252)	Commodity Portfolio	Monthly
Waypoint Master	28.67%	7,366,273	793,586	20,340	8,714	764,532	Commodity Portfolio	Monthly
Blackwater Master	29.34%	7,537,197	1,291,070	10,220	5,391	1,275,459	Commodity Portfolio	Monthly
Sasco Master	—	—	107,791	24,669	4,617	78,505	Energy Portfolio	Monthly

Total		$26,290,916	$1,315,090	$70,392	$24,037	$1,220,661

	December 31, 2010		For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	—%	$—	$320,152	$2,541	$1,119	$316,492	FME Portfolio	Monthly
Aspect Master	21.47%	6,105,359	666,552	2,607	716	663,229	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	1,137,981	6,810	2,904	1,128,267	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	(127,979)	4,450	2,462	(134,891)	Commodity Portfolio	Monthly
Blackwater Master(a)	20.72%	5,892,624	—	—	—	—	Commodity Portfolio	Monthly
Sasco Master(b)	13.64%	3,877,751	—	—	—	—	Energy Portfolio	Monthly

Total		$28,849,787	$1,996,706	$16,408	$7,201	$1,973,097

	December 31, 2010		For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	—%	$—	$246,320	$6,895	$4,910	$234,515	FME Portfolio	Monthly
Aspect Master	21.47%	6,105,359	1,105,408	8,544	4,525	1,092,339	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	586,170	16,807	12,879	556,484	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	654,571	11,003	5,683	637,885	Commodity Portfolio	Monthly
Blackwater Master(a)	20.72%	5,892,624	—	—	—	—	Commodity Portfolio	Monthly
Sasco Master(b)	13.64%	3,877,751	—	—	—	—	Energy Portfolio	Monthly

Total		$28,849,787	$2,592,469	$43,249	$27,997	$2,521,223

(a)	Commenced trading on November 1, 2010.

(b)	Commenced trading on December 1, 2010.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
6. Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps, and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Global Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
          The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
      Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.
     For the nine months ended September 30, 2011, Partnership capital decreased 9.6% from $28,436,063 to $25,693,452. This decrease was attributable to the net loss from operations of $568,117, coupled with the redemptions of 1,131.1783 Redeemable Units totaling $2,174,494. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s /Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit increased 7.4% from $1,839.83 to $1,974.98 as compared to an increase of 5.4% in the third quarter of 2010. The Partnership experienced a net trading gain, before brokerage fees and related fees in the third quarter of 2011 of $2,560,299. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, energy and softs. The Partnership experienced a net trading gain, before brokerage fees and related fees in the third quarter of 2010 of $1,989,358. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, metals, and softs, and were partially offset by losses in energy, livestock and indices.
      The most significant gains were experienced within the global interest rate sector due to long positions in U.S., European, and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. Within the global stock index sector, gains were recorded primarily during August from short positions in European equity index futures as prices declined amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the currency sector, gains were recorded primarily during July from long positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar due to increased demand for the “safe-haven” currencies amid investor concern about a weakening global economy. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural sector, primarily during July, from long positions in soybean futures as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grain. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia Within the energy sector, losses were incurred primarily during July from long positions in crude oil and its related products at the beginning of the month as crude oil futures prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.
     During the Partnership’s nine months ended September 30, 2011, the net asset value per Unit decreased 1.8% from $2,010.95 to $1,974.98 as compared to an increase of 1.8% during the nine months ended September 30, 2010. The Partnership experienced a net trading gain, before brokerage fees and related fees during the nine months ended September 30, 2011 of $1,308,006. Gains were primarily attributable to the Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, and currencies and were partially offset by losses in grains, energy, livestock, indices, metals and softs. The Partnership experienced a net trading gain, before brokerage fees and related fees during the nine months ended September 30, 2010 of $2,124,993. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S. and non-U.S. interest rates, and were partially offset by losses in energy, grains, livestock, metals, softs and indices.
      The most significant losses were incurred in the global stock index sector, primarily during June, from long positions in U.S., Pacific Rim, and European equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis. Within the agricultural complex, losses were incurred primarily during July from long positions in soybean futures as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Further losses were recorded within this sector during March due to long positions in cocoa futures as prices fell on signs the political turmoil in the Ivory Coast, the world’s largest cocoa producing country, may be easing. Within the energy complex, losses were incurred primarily during August from long positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Losses were also experienced within the metals markets, primarily during March, from long positions in copper futures as prices moved lower amid concern that rising energy costs would possibly slow the global economy and reduce demand for base metals. Further losses were incurred within the metals sector, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector from long positions in U.S., European, and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the currency sector, gains were experienced during April from long positions in the Swiss franc, Brazilian real, Indonesian rupiah, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
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
     Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds accounts was earned at the monthly average 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2011 decreased by $6,592 and $10,687, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three and nine months ended September 30, 2011 decreased by $28,832 and $38,745, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees and related fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $17,459 and $42,972, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $260,521. Trading performance for the three months ended September 30, 2010 resulted in an incentive fee accrual reversal of $22,336. There was no incentive fee for the nine months ended September 30, 2010.
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
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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

     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $25,693,452.
September 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,278,106	4.97%
Energy	238,402	0.93%
Grains	94,643	0.37%
Interest Rates U.S.	129,516	0.50%
Interest Rates Non-U.S.	366,996	1.43%
Livestock	3,297	0.01%
Lumber	1,160	0.00%*
Metals	225,254	0.88%
Softs	52,645	0.21%
Indices	273,990	1.07%

Total	$2,664,009	10.37%

*	Due to rounding.
     As of December 31, 2010, the Partnership’s total capitalization was $28,436,063.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,073,671	3.78%
Energy	687,716	2.42%
Grains	92,399	0.32%
Indices	548,609	1.93%
Interest Rates U.S.	34,492	0.12%
Interest Rates Non-U.S.	213,543	0.75%
Livestock	39,333	0.14%
Lumber	478	0.00%*
Metals	237,979	0.84%
Softs	102,064	0.36%

Total	$3,030,284	10.66%

*	Due to rounding.
     The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended September 30, 2011 and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of September 30, 2011, Aspect Master’s total capitalization was $166,581,088. The Partnership owned approximately 3.9% of Aspect Master. As of September 30, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,923,722	1.15%	$6,495,071	$1,688,702	$3,757,153
Energy	1,322,164	0.79%	1,585,649	854,247	1,265,335
Grains	186,028	0.11%	381,852	102,816	260,787
Indices	1,495,277	0.90%	2,364,697	1,057,013	1,791,850
Interest Rates U.S.	1,210,150	0.73%	1,578,350	1,110,450	1,318,467
Interest Rates Non-U.S.	6,392,512	3.84%	6,730,979	4,456,158	5,791,254
Livestock	28,650	0.02%	59,405	5,450	29,269
Lumber	7,500	0.00%**	9,000	7,500	8,000
Metals	796,772	0.48%	1,706,378	649,748	1,152,407
Softs	371,073	0.22%	484,983	343,249	372,271

Total	$13,733,848	8.24%

*	Average of month-end Values at Risk.
**	Due to rounding.

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
     As of September 30, 2011, Altis Master’s total capitalization was $146,248,336. The Partnership owned approximately 3.3% of Altis Master. As of September 30, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,149,361	2.15%	$3,827,801	$2,017,508	$2,773,181
Energy	2,238,782	1.53%	2,238,782	1,000,202	1,716,285
Grains	797,339	0.55%	797,339	345,078	648,181
Indices	1,347,634	0.92%	2,387,916	526,641	1,406,173
Interest Rates U.S.	430,650	0.30%	601,500	408,375	487,000
Interest Rates Non -U.S.	1,575,907	1.08%	2,044,130	1,372,531	1,597,152
Livestock	64,100	0.04%	183,850	54,300	97,202
Lumber	25,500	0.02%	40,500	13,500	28,000
Metals	2,855,455	1.95%	2,855,455	865,944	2,374,601
Softs	529,528	0.36%	1,014,646	529,528	684,244

Total	$13,014,256	8.90%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Altis Master’s total capitalization was $63,685,511. The Partnership owned approximately 9.2% of Altis Master. As of December 31, 2010, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:
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
     As of September 30, 2011, Waypoint Master’s total capitalization was $44,295,706. The Partnership owned approximately 16.6% of Waypoint Master. As of September 30, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$5,531,756	12.49%	$9,736,393	$2,979,290	$7,221,636
Energy	109,500	0.25%	115,500	22,000	73,875
Indices	253,600	0.57%	1,252,697	253,600	271,950
Interest Rates U.S.	164,000	0.37%	270,500	26,000	161,633
Interest Rates Non-U.S.	91,371	0.21%	841,827	55,028	213,582
Softs	121,500	0.27%	121,500	14,700	81,600

Total	$6,271,727	14.16%

*	Average of month-end Values at Risk.

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
     As of September 30, 2011, Blackwater Master’s total capitalization was $42,175,822. The Partnership owned approximately 17.9% of Blackwater Master. As of September 30, 2011, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$992,912	2.35%	$1,462,440	$671,006	$1,086,454
Energy	516,996	1.23%	1,023,868	169,500	297,913
Grains	336,750	0.80%	336,750	84,000	206,517
Indices	713,727	1.69%	1,081,575	254,769	603,645
Interest Rates U.S.	226,000	0.54%	594,800	203,400	319,233
Interest Rates Non -U.S.	273,402	0.65%	1,552,868	270,708	669,557
Metals	542,429	1.28%	744,362	204,578	597,792

Total	$3,602,216	8.54%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 22.7% of Blackwater Master. As of December 31, 2010, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	95.9654	$1,916.02	N/A	N/A
August 1, 2011 – August 31, 2011	203.6049	$1,910.03	N/A	N/A
September 1, 2011 – September 30, 2011	89.1313	$1,974.98	N/A	N/A
	388.7016	$1,926.40

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
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
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).
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

GLOBAL DIVERSIFIED FUTURES FUND L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director
Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)
Date: November 14, 2011