Form 10-K
period 2011-12-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2012-03-30
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes   X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

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

Yes                         No   X

Limited Partnership Redeemable Units with an aggregate value of $24,359,804 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 12,038.7134 Limited Partnership Redeemable Units were outstanding.

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

A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000, to the Partnership’s trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 39 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (Citigroup) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (CGM), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of December 31, 2011, all commodity trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”) and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Sasco Energy Partners LLC (“Sasco”) was terminated as an Advisor to the Partnership on May 31, 2011. Campbell & Company, Inc. (“Campbell”) was terminated as an advisor to the Partnership on November 30, 2010. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included on page 12 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 Units of Campbell Master with cash of $17, 341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067, Campbell Master was formed to permit commodity pools managed now and in the future by Campbell using Campbell’s Financial, Metals and Energy (“FME”) Large Portfolio, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. On November 30, 2010, the Partnership fully redeemed its investment in Campbell Master for cash equal to $3,548,386.

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

On December 1, 2010, the assets allocated to Sasco for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 3,064.6736 units of Sasco Master with cash equal to $4,000,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On May 31, 2011, the Partnership fully redeemed its investment in Sasco Master for cash equal to $3,583,752.

The General Partner is not aware of any material changes to the trading programs discussed above during the period ended December 31, 2011.

Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2011, the Partnership owned approximately 3.4%, 3.2%, 15.8% and 7.7% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At of December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. It is intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profit, if any, net of distributions.

Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor a monthly management equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect and Blackwater, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year). Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30th, of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an advisor. The Management Agreements may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership. The Advisor will not be paid incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM, which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All clearing fees are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All the Partnership’s assets not held in the Funds’ account at CGM, are deposited in the Partnership’s account by CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. In addition, CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in each of the Partnership’s or of a Fund’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreements between the Partnership/Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2011 was $22,421,487.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2011, was 652.

(c)	Dividends. The Partnership did not declare any distributions in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units in the years ended December 31, 2011, 2010 and 2009. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	222.3774	$1,820.16	N/A	N/A
November 1, 2011 — November 30, 2011	180.6786	$1,777.92	N/A	N/A
December 1, 2011 — December 31, 2011	176.3634	$1,803.82	N/A	N/A
	579.4194	$1,802.01	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $1,476,361, $1,596,572, $1,841,153, $2,300,441 and $2,403,264, respectively	$(2,194,292)	$2,428,053	$(3,075,903)	$10,609,901	$697,570
Interest income	7,193	24,529	23,394	423,076	1,485,334

	$(2,187,099)	$2,452,582	$(3,052,509)	$11,032,977	$2,182,904

Net income (loss)	$(2,795,960)	$1,624,353	$(3,817,568)	$8,240,318	$916,481

Increase (decrease) in net asset value per unit	$(207.13)	$117.49	(224.03)	$397.58	$46.83

Net asset value per unit	$1,803.82	$2,010.95	$1,893.46	$2,117.49	$1,719.91

Total assets	$22,955,083	$28,898,849	$30,121,084	$42,842,879	$41,097,354

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Funds, aims to achieve substantial capital appreciation through speculative trading, directly or indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The programs traded by each Advisor on behalf of the Partnership are: Aspect — Diversified Program, Altis — The Global Futures Portfolio Program, Waypoint — Diversified Program, and Blackwater — Global Program. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2011 and September 30, 2011, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2011	September 30, 2011
Aspect Capital Limited.	25%	25%
Altis Partners (Jersey) Limited.	21%	19%
Waypoint Capital Management LLC	27%	28%
Blackwater Capital Management LLC	27%	28%

Aspect Capital Limited.

Aspect trades its Diversified Program on behalf of the Partnership. The Diversified Program is a proprietary systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

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

Altis Partners (Jersey) Limited.

Altis trades its Global Futures Portfolio Program on behalf of the Partnership. It is a proprietary systematic, automated trading program that builds on the market experience of Altis principals and employs a unique proprietary Advanced Asset Allocator. The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investments changes are implemented after considering their effect on the whole portfolio not just the individual markets concerned.

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

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Date.”

For the period January 1, 2011 through December 31, 2011 the average allocation by commodity market sector for each of the Funds was as follows:

CMF Aspect Master Fund L.P

CURRENCIES	25.9%
ENERGY	10.1%
GRAINS	3.6%
INT RATE NON-US	25.0%
INT RATE US	8.2%
LIVESTOCK	1.0%
METALS	8.7%
SOFTS	4.0%
STOCK INDEX	13.5%

CMF Altis Partners Master Fund L.P.

CURRENCIES	27.2%
ENERGY	13.5%
GRAINS	6.6%
INT RATE NON-US	9.2%
INT RATE US	4.6%
LIVESTOCK	1.2%
METALS	15.8%
SOFTS	8.7%
STOCK INDEX	13.2%

Waypoint Master Fund L.P.

CURRENCIES	65.6%
ENERGY	1.3%
GRAINS	1.5%
INT RATE NON-US	11.5%
INT RATE US	5.2%
METALS	1.4%
SOFTS	2.0%
STOCK INDEX	11.5%

Blackwater Master Fund L.P

CURRENCIES	33.1%
ENERGY	7.7%
GRAINS	6.9%
INT RATE NON-US	13.1%
INT RATE US	8.2%
LIVESTOCK	1.0%
METALS	11.5%
SOFTS	0.6%
STOCK INDEX	17.9%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash equivalents, net unrealized appreciation (depreciation) on open futures, forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spread” and “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards, swaps and option contracts. OTC contracts are negotiated between contracting parties and include swaps, certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 5.0% to 40.2% of the Funds’ contracts are traded over the counter.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

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

Other than the risks inherent in commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances upon the first to occur of the following: (i) December 31, 2018; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership; (iv) any event which shall make it unlawful for the existence of the partnership to be continued; or (v) a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of its Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 1,710.5977 Redeemable Units were redeemed totaling $3,218,616. For the year ended December 31, 2010, 1,502.4921 Redeemable Units were redeemed totaling $2,812,226 and 55.1250 General Partner unit equivalents totaling $100,000. For the year ended December 31, 2009, 2,615.0660 Redeemable Units were redeemed totaling $5,269,005 and 208.5720 General Partner Units totaling $409,375.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 10.3% from $2,010.95 to $1,803.82 For the year ended December 31, 2010, the net asset value per unit increased 6.2% from $1,893.46 to $2,010.95. For the year ended December 31, 2009, the net asset value per unit decreased 10.6% from $2,117.49 to $1,893.46.

The Partnership experienced a net trading loss, through investments in the Funds, before brokerage fees and related fees in 2011 of $717,931. Losses were primarily attributable to the Funds’ trading in currencies, energy, indices, livestock, grains, metals and softs and were partially offset by gains in U.S. and non-U.S. interest rates. The net trading gains or losses for the Partnership/Funds are discussed on page 38 under “Item 8. Financial Statements and Supplementary Data.”

For the year ended December 31, 2011, the most significant losses were incurred within the global stock index sector, most notably during March, May, June, July, and November. During March, long positions in Pacific Rim and European equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in European, U.S., and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During June, July, and November, long positions in European, U.S., and Pacific Rim equity index futures resulted in further losses as prices dropped amid ongoing concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the currency markets, losses were incurred primarily during October from long positions in the Japanese yen versus the U.S. dollar as the value of the yen fell after the Bank of Japan intervened to weaken Japan’s currency for the third time during the year. Losses were also experienced within the currency sector during May due to long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Elsewhere, losses were experienced within the currency sector during August due to long positions in the South African rand and Canadian dollar versus the U.S. dollar resulted in losses as the value of these “commodity currencies” fell in tandem with declining commodity prices. Within the agricultural complex, losses were incurred during December from short futures positions in soybeans and corn as prices moved higher on concern adverse weather may reduce output in South America. Elsewhere, losses were experienced within the agricultural sector during October due to short positions in wheat futures as prices rose on speculation that demand for grain from the U.S., the world’s biggest exporter, may increase after wheat futures touched a three-month low. Losses were also experienced within the metals markets during March from long positions in copper futures as prices moved lower amid concern that rising energy costs would possibly slow the global economy and reduce demand for base metals. Further losses were incurred within the metals sector, primarily during May, due to long positions in silver futures as the record price run in March and April was followed by the steepest weekly decline since 1975, as exchange owner CME Group Inc. raised the cash deposit required for trading the precious metal; the increase in trading costs forced some investors to sell their futures positions as they were unable to raise sufficient cash. Additional losses were recorded during October from short positions in copper futures as prices rose on speculation of increased demand in China, the world’s biggest purchaser of copper. Within the energy complex, losses were incurred during May and August from long positions in crude oil and its related products as prices moved lower after signs the global economic recovery was slowing spurred concern that energy demand may weaken. Losses were also experienced within the energy markets during October from short positions in crude oil and its related products as prices advanced as leaders of Germany and France pledged to stem the European sovereign-debt crisis. A portion of the Partnership’s losses for the year were offset by gains achieved within the global interest rate sector throughout the majority of the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced due to concern about the European sovereign debt crisis and a faltering global economy.

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

A portion of the Partnership’s gains for the year were offset by losses recorded in the energy markets from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand may ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Within the global stock index sector, losses were incurred in January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe.

Interest income on 80% of the average daily equity maintained in cash in each of the Fund’s brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined by CGM. Interest income for the three and twelve months ended December 31, 2011 decreased by $6,649 and $17,336, respectively, as compared to the corresponding periods in 2010. This decrease was due to lower average daily equity maintained in cash and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity maintained in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and twelve months ended December 31, 2011 decreased by $81,466 and $120,211, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees for the three and twelve months ended December 31, 2011 was due to lower average net assets as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $28,820 and $71,792, respectively, as compared to the corresponding periods in 2010. The decrease in management fees for the three and twelve months ended December 31, 2011 was due to lower average net assets as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended December 31, 2011 resulted in an incentive fee accrual reversal of $260,521. There was no incentive fee for the twelve months ended December 31, 2011. Trading performance for the three and twelve months ended December 31, 2010 resulted in an incentive fee accrual of 119,073.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $145,732 and $134,875, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $43,732 and $83,092, respectively.

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None

(e) Contractual Obligations. None

(f) Operational Risk.

The Partnership, through its investment in the Funds, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

    Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

(g) Critical Accounting Policies.

Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through the Partnership’s investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forwards foreign currency contracts are valued daily, and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

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

Market movements result in frequent changes in the fair market value of the Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the markets in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempt to manage their market risk.

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

The Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Funds’ futures and forward contracts does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately.

The following tables indicate the trading value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010. As of December 31, 2011, the Partnership’s total capitalization was $22,421,487.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$663,285	2.96%
Energy	124,204	0.55%
Grains	144,438	0.64%
Indices	156,613	0.70%
Interest Rates U.S.	108,758	0.49%
Interest Rates Non-U.S.	571,141	2.55%
Livestock	9,746	0.04%
Lumber	2,079	0.00%*
Metals	257,076	1.15%
Softs	86,799	0.39%

Total	$2,124,139	9.47%

* Due to rounding As of December 31, 2010, the Partnership’s total capitalization was $28,436,063.

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,073,671	3.78%
Energy	687,716	2.42%
Grains	92,399	0.32%
Indices	548,609	1.93%
Interest Rates U.S.	34,492	0.12%
Interest Rates Non-U.S.	213,543	0.75%
Livestock	39,333	0.14%
Lumber	478	0.00%
Metals	237,979	0.84%
Softs	102,064	0.36%

Total	$3,030,284	10.66%

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2011 and 2010, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2011, Aspect Master’s total capitalization was $163,705,164. The Partnership owned approximately 3.4% of Aspect Master. As of December 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$2,807,437	1.71%	$9,705,808	$1,688,702	$5,538,957
Energy	1,507,645	0.92%	2,078,345	854,247	1,329,387
Grains	593,449	0.36%	738,173	102,816	421,438
Indices	1,940,895	1.19%	3,093,179	914,885	1,992,336
Interest Rates U.S.	999,225	0.61%	2,289,150	83,863	1,060,327
Interest Rates Non-U.S.	6,012,060	3.67%	6,742,007	699,901	4,253,781
Livestock	58,360	0.04%	131,900	4,785	63,524
Lumber	7,500	0.00%**	9,000	1,300	6,483
Metals	1,645,692	1.01%	1,857,539	649,748	1,226,695
Softs	697,143	0.43%	891,860	324,467	526,580

Total	$16,269,406	9.94%

*	Annual average of month-end Value at Risk.
**	Due to rounding.

As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 3.9% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$6,641,142	4.21%	$6,908,626	$1,960,264	$4,676,665
Energy	1,421,450	0.90%	1,932,150	351,414	1,223,668
Grains	663,172	0.42%	853,702	150,472	496,932
Indices	2,735,405	1.73%	15,325,500	832,920	2,830,563
Interest Rates U.S.	128,755	0.08%	2,333,350	128,755	1,185,599
Interest Rates Non-U.S.	1,433,026	0.91%	6,063,200	1,068,897	4,111,787
Livestock	109,519	0.07%	240,000	14,717	93,906
Metals	1,798,174	1.14%	2,724,717	539,569	1,434,801
Softs	853,509	0.54%	1,719,693	494,690	987,242

Total	$15,784,152	10.00%

*	Annual average of month-end Value at Risk.

As of December 31, 2011, Altis Master’s total capitalization was $144,935,126. The Partnership owned approximately 3.2% of Altis Master. As of December 31, 2011, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$ 4,706,034	3.25%	$4,735,198	$646,682	$2,692,436
Energy	1,077,077	0.74%	2,954,905	374,821	1,387,930
Grains	1,147,409	0.79%	1,342,558	294,622	660,686
Indices	1,694,372	1.17%	4,865,066	470,802	1,611,202
Interest Rates U.S.	659,750	0.46%	1,007,400	101,249	442,163
Interest Rates Non-U.S.	2,332,739	1.61%	2,332,739	211,275	1,252,268
Livestock	242,550	0.17%	244,350	21,625	109,725
Lumber	57,000	0.04%	70,500	800	22,233
Metals	2,499,389	1.72%	3,663,593	644,520	1,887,972
Softs	1,438,518	0.99%	1,748,653	374,414	801,205

Total	$15,854,838	10.94%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, Altis Master’s total capitalization was $63,685,511. The Partnership owned approximately 9.2% of Altis Master. As of December 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$3,113,522	4.89%	$3,481,070	$143,363	$2,231,735
Energy	1,077,195	1.69%	2,479,469	236,868	1,086,124
Grains	483,876	0.76%	915,463	136,257	435,755
Indices	1,251,469	1.97%	7,740,340	220,942	2,503,689
Interest Rates U.S.	191,408	0.30%	1,193,750	110,116	570,835
Interest Rates Non-U.S.	733,663	1.15%	1,849,973	183,212	1,000,258
Livestock	107,232	0.17%	170,400	22,320	82,718
Lumber	5,200	0.01%	27,500	1,100	9,287
Metals	1,079,175	1.69%	2,589,641	241,177	1,152,447
Softs	747,574	1.17%	937,879	199,670	499,434

Total	$8,790,314	13.80%

*	Annual average of month-end Value at Risk.

As of December 31, 2011, Waypoint Master’s total capitalization was $39,192,330. The Partnership owned approximately 15.8% of Waypoint Master. As of December 31, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,465,318	3.74%	$10,317,436	$325,222	$5,419,330
Energy	47,250	0.12%	195,000	12,250	73,156
Grains	181,500	0.46%	221,500	15,000	94,143
Indices	84,070	0.21%	1,861,926	19,012	596,211
Interest Rates U.S.	339,700	0.87%	591,250	26,000	244,963
Interest Rates Non-U.S.	1,096,807	2.80%	1,537,795	55,028	713,282
Metals	137,000	0.35%	245,750	17,000	151,548
Softs	108,000	0.28%	353,250	14,700	75,763

Total	$3,459,645	8.83%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2011, Blackwater Master’s total capitalization was $82,889,779. The Partnership owned approximately 7.7% of Blackwater Master. As of December 31, 2011, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,411,930	2.91%	$2,568,118	$336,921	$1,115,740
Energy	402,750	0.49%	1,023,868	16,250	232,145
Grains	764,500	0.92%	870,250	30,000	240,345
Indices	300,251	0.36%	1,607,842	247,572	684,419
Interest Rates Non-U.S.	1,542,704	1.86%	1,552,868	102,339	581,511
Metals	1,292,162	1.56%	1,292,162	86,599	500,735

Total	$6,714,297	8.10%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Funds are typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Funds. The magnitude of the Funds open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

Non-Trading Risk

The Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materially as used in this section, “Quantitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Funds’ market-sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Funds. There can be no assurance that the Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2011 by market sector:

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Funds’ and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Funds’ profitability. The Funds’ primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries.

Currencies. The Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership/Funds in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Funds’ primary equity exposure is subject to equity price risk in the G-8 countries. The stock index futures traded by the Funds are limited to futures on broadly based indices. As of December 31, 2011, the Funds’ primary exposures were in the LIFFE (England), Nikkei (Japan), EUREX (Germany) and S&P (U.S.) stock indices. The Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Funds to avoid being “whipsawed” into numerous small losses.)

Metals. The Funds’ primary metal market exposure is subject to fluctuations in the price of gold, copper and aluminum.

Softs. The Funds’ primary commodities exposure is subject to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Energy. The Funds’ primary energy market exposure is subject to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Funds’ primary commodities exposure is subject to agricultural price movements which are often directly affected by severe and unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Funds as of December 31, 2011.

Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, Euro, British pounds and Australian dollars. The Advisors regularly convert foreign currency balances to U.S dollars in an attempt to control the Funds’ non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject.

The General Partner monitors the Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. Each Advisor is required to notify the General Partner of any material changes to their programs.

Item 8.	Financial Statements and Supplementary Data.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2011, 2010 and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009, Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control over

Financial Reporting

The management of Global Diversified Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Global Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis	Brian Centner
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Global Diversified Futures Fund L.P.	Global Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Global Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Global Diversified Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Global Diversified Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 23, 2012

Global Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Funds, at fair value (Note 5)	$22,884,691	$28,849,787
Equity in trading account:
Cash (Note 3c)	70,392	49,062

Total assets	$22,955,083	$28,898,849

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$103,298	$130,045
Management fees (Note 3b)	30,483	40,378
Incentive fees (Note 3b)	—	119,072
Professional fees	65,623	41,076
Other	16,064	22,185
Redemptions payable (Note 6)	318,128	110,030

Total liabilities	533,596	462,786

Partners’ Capital: (Notes 1 and 6)
General Partner, 157.9234 unit equivalents outstanding at December 31, 2011 and 2010	284,865	317,576
Limited Partners, 12,272.1137 and 13,982.7114 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	22,136,622	28,118,487

Total partners’ capital	22,421,487	28,436,063

Total liabilities and partners’ capital	$22,955,083	$28,898,849

Net asset value per unit	$1,803.82	$2,010.95

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2011

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,625,837	25.09%
CMF Altis Partners Master Fund L.P.	4,697,554	20.95
Waypoint Master Fund L.P.	6,185,970	27.59
Blackwater Master Fund L.P.	6,375,330	28.43

Total investment in Funds, at fair value	$22,884,691	102.06%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2010

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$6,105,359	21.47%
CMF Altis Partners Master Fund L.P.	5,893,177	20.72
Waypoint Master Fund L.P.	7,080,876	24.90
Blackwater Master Fund L.P.	5,892,624	20.72
CMF Sasco Master Fund L.P.	3,877,751	13.64

Total investment in Funds, at fair value	$28,849,787	101.45%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest income (Note 3c)	$—	$240	$3,746
Interest income from investment in Funds	7,193	24,289	19,648

Total investment income	7,193	24,529	23,394

Expenses:
Brokerage fees including clearing fees (Note 3c)	1,476,361	1,596,572	1,841,153
Management fees (Note 3b)	419,397	491,189	588,610
Incentive fees (Note 3b)	—	119,073	26,539
Professional fees	145,732	134,875	110,468
Other	43,732	83,092	39,442

Total expenses	2,085,222	2,424,801	2,606,212

Net investment income (loss)	(2,078,029)	(2,400,272)	(2,582,818)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	(485,070)	606,155
Net realized gains (losses) on investment in Funds	(179,145)	3,511,257	214,199
Change in net unrealized gains (losses) on open contracts	—	35,125	(35,125)
Change in net unrealized gains (losses) on investments in Funds	(538,786)	963,313	(2,019,979)

Total trading results	$(717,931)	$4,024,625	$(1,234,750)

Net income (loss)	$(2,795,960)	$1,624,353	$(3,817,568)

Net income (loss) per unit (Note 7)*	$(207.13)	$117.49	$(224.03)

Weighted average units outstanding	13,455.7480	14,894.3611	16,713.0389

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$38,327,107	$892,777	$39,219,884
Net income (loss)	(3,737,565)	(80,003)	(3,817,568)
Redemptions of 2,615.0660 Redeemable Units and 208.5720 General Partner unit equivalents	(5,269,005)	(409,375)	(5,678,380)

Partners’ Capital at December 31, 2009	29,320,537	403,399	29,723,936
Net income (loss)	1,610,176	14,177	1,624,353
Redemptions of 1,502.4921 Redeemable Units and 55.1250 General Partner unit equivalents	(2,812,226)	(100,000)	(2,912,226)

Partners’ Capital at December 31, 2010	28,118,487	317,576	28,436,063
Net income (loss)	(2,763,249)	(32,711)	(2,795,960)
Redemptions of 1,710.5977 Redeemable Units	(3,218,616)	—	(3,218,616)

Partners’ Capital at December 31, 2011	$22,136,622	$284,865	$22,421,487

Net asset value per unit:

2009:	$1,893.46

2010:	$2,010.95

2011:	$1,803.82

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of New York on June 15, 1998 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, lumber, livestock and U.S. and non-U.S. interest rates. The Funds (as defined in note 5, “Investment in Funds”) may trade futures and options of any kind. The commodity interests that are traded by the Partnership, through its investment in the Funds are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The Partnership was authorized to sell up to 100,000 redeemable units of limited Partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (as defined in Note 3(b)).

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2018; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

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

c.

Partnership’s and the Funds’ Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments), through the Partnership’s investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

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

GAAP requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$22,884,691	$—	$22,884,691	$—

Net fair value	$22,884,691	$—	$22,884,691	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$28,849,787	$—	$28,849,787	$—

Net fair value	$28,849,787	$—	$28,849,787	$—

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

d.	Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

“more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filings and determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

k.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreements”) with Aspect Capital Limited (“Aspect”), Waypoint Capital Management LLC (“Waypoint”), Altis Partners (Jersey) Limited (“Altis”) and Blackwater Capital Management LLC (“Blackwater”) (each an advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Sasco Energy Partners LLC (“Sasco”) was terminated as an Advisor to the Partnership on May 31, 2011. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to the Advisor, except for Aspect and Blackwater, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to each of the respective Advisors. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/20 of 1% (5.4% per year) of month-end Net Assets in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fee to financial advisors who have sold Redeemable Units. Brokerage fees are paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All National

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) are borne directly by the Partnership and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Fund’s brokerage accounts at a 30-day U.S. Treasury bill rate determined by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities from its investment in the Funds are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The following table indicates the Partnership trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2010 and 2009.

Sector	2010		2009
Currencies	$(273,403)		$571,245
Energy	1,530		(16,440)
Grains	(26,600)		15,462
Indices	(97,392)		7,618
Interest Rates U.S.	(93,556)		(75,710)
Interest Rates Non-U.S.	37,570		(6,279)
Metals	(9,250)		92,768
Softs	11,156		(17,634)

Total	$(449,945	)***	$571,030 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in Funds:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,534.8936 units of Campbell Master with cash equal to $17,341,826 and a contribution of open commodity futures and forward contracts with a fair value of $193,067. Campbell Master was formed to permit commodity pools managed now and in the future by

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Campbell using Campbell’s Financial, Metal and Energy (“FME”) Large Portfolio, Campbell’s proprietary systematic trading system, to invest together in one trading vehicle. On November 30, 2010, the Partnership fully redeemed its investment in Campbell Master for cash equal to $3,548,386.

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

On December 1, 2010, the assets allocated to Sasco for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 3,064.6736 units of Sasco Master with cash equal to $4,000,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On May 31, 2011, the Partnership fully redeemed its investment in Sasco Master for cash equal to $3,583,752.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

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

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At December 31, 2011, the Partnership owned approximately 3.4%, 3.2%, 15.8% and 7.7% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2010, the Partnership owned approximately 3.9%, 9.2%, 17.2%, 22.7% and 4.7% of Aspect Master, Altis Master, Waypoint Master, Blackwater Master and Sasco Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,744,655	$39,491	$163,705,164
Altis Master	145,096,295	161,169	144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779

Total	$431,167,583	$445,184	$430,722,399

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$157,910,582	$ 46,523	$157,864,059
Altis Master	64,276,767	591,256	63,685,511
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
Sasco Master	81,882,294	198,664	81,683,630

Total	$371,343,440	$924,583	$370,418,857

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds is shown in the following tables.

	For the Year Ended December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(174,465)	$14,672,408	$14,497,943
Altis Master	(288,293)	(27,709,216)	(27,997,509)
Waypoint Master	(198,220)	(1,536,984)	(1,735,204)
Blackwater Master	(102,547)	2,948,325	2,845,778
Sasco Master	(707,823)	1,199,725	491,902

Total	$(1,471,348)	$(10,425,742)	$(11,897,090)

	For the Year Ended December 31, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(149,755)	$28,958,682	$28,808,927
Altis Master	(217,601)	8,818,344	8,600,743
Waypoint Master	(133,282)	7,879,774	7,746,492
Blackwater Master	(36,799)	1,965,203	1,928,404
Sasco Master	(869,785)	5,217,225	4,347,440

Total	$(1,407,222)	$52,839,228	$51,432,006

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

For the period ended December 31, 2011
				Expenses
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	25.09%	$5,625,837	$544,997	$5,455	$2,490	$537,052	Commodity Portfolio	Monthly
Altis Master	20.95%	4,697,554	(1,549,987)	12,315	4,804	(1,567,106)	Commodity Portfolio	Monthly
Waypoint Master	27.59%	6,185,970	(246,858)	24,864	11,069	(282,791)	Commodity Portfolio	Monthly
Blackwater Master	28.43%	6,375,330	433,319	13,356	7,790	412,173	Commodity Portfolio	Monthly
Sasco Master	—	—	107,791	24,669	4,617	78,505	Energy Portfolio	Monthly

Total		$22,884,691	$(710,738)	$80,659	$30,770	$(822,167)

For the period ended December 31, 2010
				Expenses
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Campbell Master	—	$—	$357,801	$7,738	$6,226	$343,837	Commodity Portfolio	Monthly
Aspect Master	21.47%	6,105,359	1,553,565	10,284	5,398	1,537,883	Commodity Portfolio	Monthly
Altis Master	20.72%	5,893,177	1,094,387	22,602	14,050	1,057,735	Commodity Portfolio	Monthly
Waypoint Master	24.90%	7,080,876	1,179,394	15,052	9,664	1,154,678	Commodity Portfolio	Monthly
Blackwater Master	20.72%	5,892,624	429,787	2,797	6,801	420,189	Commodity Portfolio	Monthly
Sasco Master	13.64%	3,877,751	(116,075)	5,687	(13)	(121,749)	Energy Portfolio	Monthly

Total		$28,849,787	$4,498,859	$64,160	$42,126	$4,392,573

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(162.92)	$171.90	$(179.89)
Interest income	0.52	1.66	1.38
Expenses**	(44.73)	(56.07)	(45.52)

Increase (decrease) for the year	(207.13)	117.49	(224.03)
Net asset value per unit, beginning of year	2,010.95	1,893.46	2,117.49

Net asset value per unit, end of year	$1,803.82	$2,010.95	$1,893.46

* Includes brokerage fees. ** Excludes brokerage fees.

	2011	2010***	2009***
Ratios to average net assets:
Net investment income (loss)	(8.2)%	(8.6)%	(7.9)%
Incentive fees	—%	0.4%	0.1%

Net investment income (loss) before incentive fees****	(8.2)	(8.2)	(7.8)

Operating expense	8.2%	8.2%	7.8%
Incentive fees	—%	0.4%	0.1%

Total expenses and incentive fees	8.2%	8.6%	7.9%

Total return:
Total return before incentive fees	(10.3)%	6.7%	(10.5)%
Incentive fees	—%	(0.5)%	(0.1)%

Total return after incentive fees	(10.3)%	6.2%	(10.6)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partners class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards, swaps, and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Funds’ counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(2,350,221)	$2,197,660	$(782,012)	$(1,252,526)
Net income (loss)	$(2,227,843)	$1,791,892	$(911,043)	$(1,448,966)
Increase (decrease) in net asset value per unit	$(171.16)	$135.15	$(68.09)	$(103.03)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$1,500,531	$1,604,479	$(420,904)	$(231,524)
Net income (loss)	$1,191,446	$1,448,888	$(623,414)	$(392,567)
Increase (decrease) in net asset value per unit	$83.73	$99.25	$(41.77)	$(23.72)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data” includes management’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at MSSB, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Naricsse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $1,476,361 were earned by CGM for the year ended December 31, 2011. Management fees of $419,397, were earned by the Advisors for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner units equivalents	General Partner	157.9234	1.3%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$98,600
2010	$93,600

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax Compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Pricewaterhouse Coopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$25,900
2010	$21,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to the Financial Statements

(2) Exhibits:

3.1 — Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the form 8-K filed on August 31, 2011 and incorporated herein by reference)

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

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited for 2011, dated June 1, 2011 (filed herein).

10.6 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited for 2011, dated June 1, 2011 (filed herein).

10.7 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2011, dated June 1, 2011 (filed herein).

10.8 — Management Agreement among the Partnership. The General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Form 8-K filed on November 4, 2010 and incorporated herein be reference).

(a)	Letter from the General Partner extending Management Agreement with Blackwater Capital Management LLC for 2011, dated June 1, 2011 (filed herein).

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certifications (Certifications of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certifications (Certifications of Chief Financial Officer).

32.1 — Section 1350 Certifications (Certifications of President and Director).

32.2 — Section 1350 Certifications (Certifications of Chief Financial Officer).

99.1 — Financial Statements of CMF Aspect Master Fund L.P.

99.2 — Financial Statements of CMF Altis Partners Master Fund L.P.

99.3 — Financial Statements of Waypoint Master Fund L.P.

99.4 — Financial Statements of Blackwater Master Fund L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 31.1 Certification

Exhibit 31.2 Certification

Exhibit 32.1 Certification

Exhibit 32.2 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President & Director
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse
Walter Davis President and Director	Colbert Narcisse Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer
Brian Centner Chief Financial Officer (Principal Accounting Officer)	Douglas J. Ketterer Director Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2012
Date: March 30, 2012

/s/ Patrick T. Egan	/s/ Alper Daglioglu
Patrick T. Egan Director Ceres Managed Futures LLC	Alper Daglioglu Director Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein Director Ceres Managed Futures LLC	Harry Handler Director Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.