Form 10-Q
period 2012-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2012-05-15
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐        No ☑

As of April 30, 2012, 11,956.3679 Limited Partnership Redeemable Units were outstanding.

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

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$21,415,266	$22,884,691
Cash	102,147	70,392

Total assets	$21,517,413	$22,955,083

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$96,828	$103,298
Management fees	28,605	30,483
Other	110,495	81,687
Redemptions payable	40,987	318,128

Total liabilities	276,915	533,596

Partners’ Capital:
General Partner, 157.9234 unit equivalents outstanding at March 31, 2012 and December 31, 2011	275,554	284,865
Limited Partners, 12,015.2235 and 12,272.1137 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	20,964,944	22,136,622

Total partners’ capital	21,240,498	22,421,487

Total liabilities and partners’ capital	$21,517,413	$22,955,083

Net asset value per unit	$1,744.86	$1,803.82

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

March 31, 2012

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,467,305	25.74%
CMF Altis Partners Master Fund L.P.	4,545,858	21.40
Waypoint Master Fund L.P.	5,762,322	27.13
Blackwater Master Fund L.P.	5,639,781	26.55

Total investment in Funds, at fair value	$21,415,266	100.82%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment income:
Interest income from investment in Funds	$1,783	$5,368

Expenses:
Brokerage fees including clearing fees	312,024	404,527
Management fees	88,806	114,559
Incentive fees	0	25,230
Other	46,013	56,651

Total expenses	446,843	600,967

Net investment income (loss)	(445,060)	(595,599)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	398,632	207,744
Change in net unrealized gains (losses) on investments in Funds	(671,368)	(1,061,111)

Total trading results	(272,736)	(853,367)

Net income (loss)	(717,796)	(1,448,966)
Redemptions — Limited Partners	(463,193)	(532,647)

Net increase (decrease) in Partners’ Capital	(1,180,989)	(1,981,613)
Partners’ Capital, beginning of period	22,421,487	28,436,063

Partners’ Capital, end of period	$21,240,498	$26,454,450

Net asset value per unit (12,173.1469 and 13,865.5932 units outstanding at March 31, 2012 and 2011, respectively)	$1,744.86	$1,907.92

Net income (loss) per unit*	$(58.96)	$(103.03)

Weighted average units outstanding	12,322.7462	14,047.4403

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1. General:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Funds (as defined in note 5, “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999.

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

As of March 31, 2012, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”) and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011

Net realized and unrealized gains (losses) *	$(48.15)	$(89.45)
Interest income	0.14	0.39
Expenses **	(10.95)	(13.97)

Increase (decrease) for the period	(58.96)	(103.03)
Net asset value per unit, beginning of period	1,803.82	2,010.95

Net asset value per unit, end of period	$1,744.86	$1,907.92

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31,
	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(8.2)%	(8.5)%
Incentive fees	—%	0.1%

Net investment income (loss) before incentive fees*****	(8.2)	(8.4)

Operating expense	8.2%	8.5%
Incentive fees	—%	0.1%

Total expenses	8.2%	8.6%

Total return:
Total return before incentive fees	(3.3)%	(5.0)%
Incentive fees	—%	(0.1)%

Total return after incentive fees	(3.3)%	(5.1)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.

****	Annualized (other than incentive fees).

*****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The Partnership’s trading activities are resulting from its investment in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

4. Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through the Partnership’s investments in Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$21,415,266	$—	$21,415,266	$—

Net fair value	$21,415,266	$—	$21,415,266	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$22,884,691	$—	$22,884,691	$—

Net fair value	$22,884,691	$—	$22,884,691	$—

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5. Investment in Funds:

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

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of the Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,959.4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of Blackwater Master with cash equal to $5,000,000. Blackwater Master was formed in order to permit commodity pools managed now or in the future by Blackwater using its Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2012.

Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner of the Fund at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.

At March 31, 2012, the Partnership owned approximately 3.5%, 3.2%, 15.7% and 6.8% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2011, the Partnership owned approximately 3.4%, 3.2%, 15.8% and 7.7% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$155,926,932	$172,519	$155,754,413
Altis Master	141,013,201	271,270	140,741,931
Waypoint Master	37,664,716	863,123	36,801,593
Blackwater Master	83,982,901	1,285,397	82,697,504

Total	$418,587,750	$2,592,309	$415,995,441

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,744,655	$39,491	$163,705,164
Altis Master	145,096,295	161,169	144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779

Total	$431,167,583	$445,184	$430,722,399

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(45,641)	$3,077,847	$3,032,206
Altis Master	(79,621)	(1,671,720)	(1,751,341)
Waypoint Master	(45,014)	(163,723)	(208,737)
Blackwater Master	(26,911)	(4,324,898)	(4,351,809)

Total	$(197,187)	$(3,082,494)	$(3,279,681)

	For the three months ended March 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(28,839)	$1,725,970	$1,697,131
Altis Master	(53,257)	(8,102,603)	(8,155,860)
Waypoint Master	(64,415)	(1,606,979)	(1,671,394)
Blackwater Master	(27,505)	1,020,708	993,203
Sasco Master	(369,953)	(2,250,744)	(2,620,697)

Total	$(543,969)	$(9,213,648)	$(9,757,617)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	25.74%	$5,467,305	$106,153	$1,485	$575	$104,093	Commodity Portfolio	Monthly
Altis Master	21.40%	4,545,858	(53,688)	2,092	870	(56,650)	Commodity Portfolio	Monthly
Waypoint Master	27.13%	5,762,322	(23,169)	4,993	2,634	(30,796)	Commodity Portfolio	Monthly
Blackwater Master	26.55%	5,639,781	(300,249)	3,496	1,298	(305,043)	Commodity Portfolio	Monthly

Total		$21,415,266	$(270,953)	$12,066	$5,377	$(288,396)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

	December 31, 2011		For the three months ended March 31, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	25.09%	$5,625,837	$58,575	$1,294	$874	$56,407	Commodity Portfolio	Monthly
Altis Master	20.95%	4,697,554	(802,339)	4,836	1,675	(808,850)	Commodity Portfolio	Monthly
Waypoint Master	27.59%	6,185,970	(271,031)	8,663	3,700	(283,394)	Commodity Portfolio	Monthly
Blackwater Master	28.43%	6,375,330	242,910	3,467	3,853	235,590	Commodity Portfolio	Monthly
Sasco Master	—	—	(76,114)	13,412	1,944	(91,470)	Energy Portfolio	Monthly

Total		$22,884,691	$(847,999)	$31,672	$12,046	$(891,717)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps, and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 8% to 28% of the Master’s contracts are traded OTC.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through the Partnership’s investments in Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

March 31, 2012

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 5.3% from $22,421,487 to $21,240,498. This decrease was attributable to the net loss from operations of $717,796, coupled with the redemptions of 256.8902 Redeemable Units totaling $463,193. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 3.3% from $1,803.82 to $1,744.86 as compared to a decrease of 5.1% in the first quarter of 2011. The Partnership experienced a net trading loss, before brokerage fees and related fees in the first quarter of 2012 of $272,736. Losses were primarily attributable to the Funds’ trading of commodity interests in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by gains in energy, indices and softs. The Partnership experienced a net trading loss, before brokerage fees and related fees in the first quarter of 2011 of $853,367. Losses were primarily attributable to the Funds’ trading of commodity interests in currencies, grains, U.S. and non-U.S. interest rates, metals and indices, and were partially offset by gains in energy, livestock and softs.

The most significant losses were recorded within the global interest rate sector during February and March from long positions in U.S., European, Australian, and Canadian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Within the metals markets, losses were recorded primarily in January from short positions in aluminum and zinc futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were recorded in this sector during February and March. Losses were also experienced within the currency markets during March from short positions in the euro, Swiss franc, and British pound versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. Within the agricultural complex, losses were incurred primarily during January and February from short positions in wheat futures as prices advanced on speculation cold weather in Europe will hurt winter crops that lack protective snow cover.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the global stock index sector during February from long positions in Pacific Rim, U.S., and European equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Within the energy sector, gains were achieved throughout the majority of the quarter from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline and Brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds’ brokerage accounts was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days. Interest income for the three months ended March 31, 2012 decreased by $3,585, as compared to the corresponding period in 2011. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three months ended March 31, 2012 decreased by $92,503, as compared to the corresponding period in 2011. The decrease in brokerage fees and related fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2012 decreased by $25,753, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreements between the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three months ended March 31, 2012. Trading performance for the three months ended March 31, 2011 resulted in incentive fees of $25,230.

In allocating the assets of the Partnership among Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011
Aspect Capital Limited.	26%	25%
Altis Partners (Jersey) Limited.	21%	21%
Waypoint Capital Management LLC	27%	27%
Blackwater Capital Management LLC	26%	27%

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

The Limited Partners will not be liable for losses exceeding the current net asset value of their investment.

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

”Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experiences to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risks.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have bee no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K For the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Partnership’s total capitalization was $21,240,498.

March 31, 2012

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$760,103	3.58%
Energy	611,662	2.88%
Grains	172,127	0.81%
Interest Rates U.S.	145,435	0.68%
Interest Rates Non-U.S.	623,184	2.93%
Livestock	8,634	0.04%
Lumber	345	0.00%*
Metals	209,768	0.99%
Softs	85,086	0.40%
Indices	542,746	2.56%

Total	$3,159,090	14.87%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $22,421,487.

December 31, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$663,285	2.96%
Energy	124,204	0.55%
Grains	144,438	0.64%
Indices	156,613	0.70%
Interest Rates U.S.	108,758	0.49%
Interest Rates Non-U.S.	571,141	2.55%
Livestock	9,746	0.04%
Lumber	2,079	0.00%*
Metals	257,076	1.15%
Softs	86,799	0.39%

Total	$2,124,139	9.47%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended March 31, 2012 and during the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, Aspect Master’s total capitalization was $155,754,413. The Partnership owned approximately 3.5% of Aspect Master. As of March 31, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,453,316	6.07%	$9,453,316	$3,034,310	$8,588,016
Energy	3,158,700	2.03%	3,158,700	1,241,868	2,668,918
Grains	408,897	0.26%	736,876	314,124	471,831
Indices	3,081,381	1.98%	3,275,925	1,263,661	2,871,628
Interest Rates U.S.	175,416	0.11%	1,448,575	83,863	710,264
Interest Rates Non-U.S.	3,139,721	2.01%	7,061,983	699,901	4,947,095
Livestock	79,475	0.05%	118,500	32,275	71,183
Lumber	3,000	0.00%**	7,500	1,300	4,500
Metals	1,958,917	1.26%	1,958,917	1,115,572	1,741,788
Softs	681,210	0.44%	895,669	628,212	746,083

Total	$22,140,033	14.21%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Aspect Master’s total capitalization was $163,705,164. The Partnership owned approximately 3.4% of Aspect Master. As of December 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

As of March 31, 2012, Altis Master’s total capitalization was $140,741,931. The Partnership owned approximately 3.2% of Altis Master. As of March 31, 2012, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,599,792	1.14%	$5,066,857	$646,682	$2,411,132
Energy	1,264,686	0.90%	1,728,561	454,647	1,179,690
Grains	1,968,031	1.40%	2,055,495	294,622	1,441,611
Indices	1,288,829	0.91%	2,105,800	470,802	1,499,500
Interest Rates U.S.	376,246	0.27%	798,750	101,249	539,149
Interest Rates Non-U.S.	3,431,043	2.44%	4,106,498	211,275	2,958,492
Livestock	182,900	0.13%	427,200	21,625	274,317
Lumber	7,500	0.00%**	70,500	800	38,500
Metals	2,112,578	1.50%	2,431,563	729,575	1,442,484
Softs	1,364,865	0.97%	1,612,875	374,414	1,224,081

Total	$13,596,470	9.66%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Altis Master’s total capitalization was $144,935,126. The Partnership owned approximately 3.2% of Altis Master. As of December 31, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

As of March 31, 2012, Waypoint Master’s total capitalization was $36,801,593. The Partnership owned approximately 15.7% of Waypoint Master. As of March 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,642,979	4.47%	$10,064,603	$1,411,441	$4,591,861
Energy	44,600	0.12%	212,200	13,300	96,800
Grains	413,250	1.12%	413,250	21,000	208,250
Indices	758,486	2.06%	1,861,926	19,012	1,275,551
Interest Rates U.S.	571,725	1.55%	910,900	375	382,515
Interest Rates Non-U.S.	1,691,814	4.60%	1,960,746	207,618	893,184
Softs	111,900	0.30%	287,600	54,000	180,133

Total	$5,234,754	14.22%

*	Average of month-end Values at Risk.

As of December 31, 2011, Waypoint Master’s total capitalization was $39,192,330. The Partnership owned approximately 15.8% of Waypoint Master. As of December 31, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,465,318	3.74%	$10,317,436	$325,222	$5,419,330
Energy	47,250	0.12%	195,000	12,250	73,156
Grains	181,500	0.46%	221,500	15,000	94,143
Indices	84,070	0.21%	1,861,926	19,012	596,211
Interest Rates U.S.	339,700	0.87%	591,250	26,000	244,963
Interest Rates Non-U.S.	1,096,807	2.80%	1,537,795	55,028	713,282
Metals	137,000	0.35%	245,750	17,000	151,548
Softs	108,000	0.28%	353,250	14,700	75,763

Total	$3,459,645	8.83%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Blackwater Master’s total capitalization was $82,697,504. The Partnership owned approximately 6.8% of Blackwater Master. As of March 31, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,766,118	2.14%	$2,806,298	$511,332	$1,981,782
Energy	1,885,950	2.28%	2,331,250	16,250	1,725,083
Grains	440,567	0.53%	1,111,250	30,000	554,195
Indices	4,037,833	4.88%	4,874,671	254,386	3,611,884
Interest Rates U.S.	551,400	0.67%	1,097,951	52,250	412,567
Interest Rates Non-U.S.	2,027,731	2.45%	2,960,110	274,865	2,282,452
Metals	1,082,410	1.31%	1,768,574	86,599	1,216,620

Total	$11,792,009	14.26%

*	Average of month-end Values at Risk.

As of December 31, 2011, Blackwater Master’s total capitalization was $82,889,779. The Partnership owned approximately 7.7% of Blackwater Master. As of December 31, 2011, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	88.4724	$1,784.06	N/A	N/A
February 1, 2012 – February 29, 2012	144.9279	$1,824.12	N/A	N/A
March 1, 2012 – March 31, 2012	23.4899	$1,744.86	N/A	N/A
	256.8902	$1,803.08

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

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

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited, dated June 1, 2011 (filed as Exhibit 10.5A to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.6 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, dated June 1, 2011 (filed as Exhibit 10.6A to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.7 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC, dated June 1, 2011 (filed as Exhibit 10.7A to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8 — Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Form 8-K filed on November 4, 2010 and incorporated herein be reference).

(a)	Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated June 1, 2011 (filed as Exhibit 10.8A to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012