Form 10-Q
period 2012-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2012-11-14
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐        No ☑

As of October 31, 2012, 11,228.9318 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$18,953,699	$22,884,691
Cash	65,704	70,392

Total assets	$19,019,403	$22,955,083

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$85,587	$103,298
Management fees	25,648	30,483
Other	69,512	81,687
Redemptions payable	53,666	318,128

Total liabilities	234,413	533,596

Partners’ Capital:
General Partner, 157.9234 unit equivalents outstanding at September 30, 2012 and December 31, 2011	259,574	284,865
Limited Partners, 11,270.7818 and 12,272.1137 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	18,525,416	22,136,622

Total partners’ capital	18,784,990	22,421,487

Total liabilities and partners’ capital	$19,019,403	$22,955,083

Net asset value per unit	$1,643.67	$1,803.82

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

September 30, 2012

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,013,019	26.69%
CMF Altis Partners Master Fund L.P.	4,083,587	21.74
Waypoint Master Fund L.P.	5,564,777	29.62
Blackwater Master Fund L.P.	4,292,316	22.85

Total investment in Funds, at fair value	$18,953,699	100.90%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income from investment in Funds	$2,473	$756	$6,579	$7,084

Expenses:
Brokerage fees including clearing fees	282,020	363,395	896,042	1,151,968
Management fees	80,504	103,567	254,915	326,915
Incentive fees	—	260,521	—	260,521
Other	29,574	41,680	120,100	143,803

Total expenses	392,098	769,163	1,271,057	1,883,207

Net investment income (loss)	(389,625)	(768,407)	(1,264,478)	(1,876,123)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	(613,727)	1,075,391	(95,257)	986,378
Change in net unrealized gains (losses) on investments in Funds	467,690	1,484,908	(529,003)	321,628

Total trading results	(146,037)	2,560,299	(624,260)	1,308,006

Net income (loss)	(535,662)	1,791,892	(1,888,738)	(568,117)
Redemptions — Limited Partners	(978,076)	(748,796)	(1,747,759)	(2,174,494)

Net increase (decrease) in Partners’ Capital	(1,513,738)	1,043,096	(3,636,497)	(2,742,611)
Partners’ Capital, beginning of period	20,298,728	24,650,356	22,421,487	28,436,063

Partners’ Capital, end of period	$18,784,990	$25,693,452	$18,784,990	$25,693,452

Net asset value per unit (11,428.7052 and 13,009.4565 units outstanding at September 30, 2012 and 2011, respectively)	$1,643.67	$1,974.98	$1,643.67	$1,974.98

Net income (loss) per unit*	$(48.35)	$135.15	$(160.15)	$(35.97)

Weighted average units outstanding	11,695.0805	13,266.3129	12,045.3077	13,674.0045

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”) and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$(39.15)	$165.85	$(129.60)	$17.52
Interest income	0.22	0.05	0.55	0.51
Expenses **	(9.42)	(30.75)	(31.10)	(54.00)

Increase (decrease) for the period	(48.35)	135.15	(160.15)	(35.97)
Net asset value per unit, beginning of period	1,692.02	1,839.83	1,803.82	2,010.95

Net asset value per unit, end of period	$1,643.67	$1,974.98	$1,643.67	$1,974.98

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011***	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(7.9)%	(9.0)%	(8.1)%	(9.2)%
Incentive fees	—%	1.0%	—%	1.0%

Net investment income (loss) before incentive fees*****	(7.9)	(8.0)	(8.1)	(8.2)

Operating expense	7.9%	8.0%	8.1%	8.2%
Incentive fees	—%	1.0%	—%	1.0%

Total expenses	7.9%	9.0%	8.1%	9.2%

Total return:
Total return before incentive fees	(2.9)%	8.4%	(8.9)%	(0.8)%
Incentive fees	—%	(1.0)%	—%	(1.0)%

Total return after incentive fees	(2.9)%	7.4%	(8.9)%	(1.8)%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income less total expenses.

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

September 30, 2012

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)]”. The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$18,953,699	$0	$18,953,699	$0

Net fair value	$18,953,699	$0	$18,953,699	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$22,884,691	$0	$22,884,691	$0

Net fair value	$22,884,691	$0	$22,884,691	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2012.

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

At September 30, 2012, the Partnership owned approximately 3.5%, 3.2%, 17.8% and 6.1% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2011, the Partnership owned approximately 3.4%, 3.2%, 15.8% and 7.7% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$142,664,482	$1,335,013	$141,329,469
Altis Master	130,410,814	3,081,989	127,328,825
Waypoint Master	31,382,544	52,873	31,329,671
Blackwater Master	71,962,614	1,512,696	70,449,918

Total	$376,420,454	$5,982,571	$370,437,883

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,744,655	$39,491	$163,705,164
Altis Master	145,096,295	161,169	144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779

Total	$431,167,583	$445,184	$430,722,399

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(56,443)	$(3,873,903)	$(3,930,346)
Altis Master	(126,559)	(1,512,299)	(1,638,858)
Waypoint Master	(33,044)	(451,172)	(484,216)
Blackwater Master	(21,038)	1,160,184	1,139,146

Total	$(237,084)	$(4,677,190)	$(4,914,274)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(178,209)	$(5,359,870)	$(5,538,079)
Altis Master	(290,400)	(2,667,631)	(2,958,031)
Waypoint Master	(120,412)	2,339,558	2,219,146
Blackwater Master	(91,781)	(10,499,005)	(10,590,786)

Total	$(680,802)	$(16,186,948)	$(16,867,750)

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(41,821)	$17,484,618	$17,442,797
Altis Master	(70,204)	(5,750,190)	(5,820,394)
Waypoint Master	(42,646)	5,476,730	5,434,084
Blackwater Master	(22,526)	6,416,576	6,394,050

Total	$(177,197)	$23,627,734	$23,450,537

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(120,427)	$15,053,518	$14,933,091
Altis Master	(210,088)	(25,206,754)	(25,416,842)
Waypoint Master	(156,111)	4,716,133	4,560,022
Blackwater Master	(70,260)	6,933,479	6,863,219
Sasco Master	(707,823)	1,199,725	491,902

Total	$(1,264,709)	$2,696,101	$1,431,392

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	26.69%	$5,013,019	$(134,528)	$1,721	$961	$(137,210)	Commodity Portfolio	Monthly
Altis Master	21.74%	4,083,587	(39,752)	3,948	665	(44,365)	Commodity Portfolio	Monthly
Waypoint Master	29.62%	5,564,777	(75,165)	3,907	2,626	(81,698)	Commodity Portfolio	Monthly
Blackwater Master	22.85%	4,292,316	105,881	2,635	1,419	101,827	Commodity Portfolio	Monthly

Total		$18,953,699	$(143,564)	$12,211	$5,671	$(161,446)

	September 30, 2012		For the nine months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	26.69%	$5,013,019	$(195,448)	$4,839	$3,246	$(203,533)	Commodity Portfolio	Monthly
Altis Master	21.74%	4,083,587	(76,174)	8,676	2,126	(86,976)	Commodity Portfolio	Monthly
Waypoint Master	29.62%	5,564,777	349,970	13,689	8,061	328,220	Commodity Portfolio	Monthly
Blackwater Master	22.85%	4,292,316	(696,029)	10,282	5,565	(711,876)	Commodity Portfolio	Monthly

Total		$18,953,699	$(617,681)	$37,486	$18,998	$(674,165)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	December 31, 2011		For the three months ended September 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	25.09%	$5,625,837	$687,489	$1,459	$371	$685,659	Commodity Portfolio	Monthly
Altis Master	20.95%	4,697,554	(216,316)	2,083	836	(219,235)	Commodity Portfolio	Monthly
Waypoint Master	27.59%	6,185,970	926,928	5,430	2,339	919,159	Commodity Portfolio	Monthly
Blackwater Master	28.43%	6,375,330	1,162,954	3,525	848	1,158,581	Commodity Portfolio	Monthly

Total		$22,884,691	$2,561,055	$12,497	$4,394	$2,544,164

	December 31, 2011		For the nine months ended September 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	25.09%	$5,625,837	$586,372	$4,283	$1,672	$580,417	Commodity Portfolio	Monthly
Altis Master	20.95%	4,697,554	(1,463,729)	10,880	3,643	(1,478,252)	Commodity Portfolio	Monthly
Waypoint Master	27.59%	6,185,970	793,586	20,340	8,714	764,532	Commodity Portfolio	Monthly
Blackwater Master	28.43%	6,375,330	1,291,070	10,220	5,391	1,275,459	Commodity Portfolio	Monthly
Sasco Master	—	—	107,791	24,669	4,617	78,505	Energy Portfolio	Monthly

Total		$22,884,691	$1,315,090	$70,392	$24,037	$1,220,661

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 8.3% to 44.4% of the Fund’s contracts are traded OTC.

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

September 30, 2012

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net gains or losses on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 16.2% from $22,421,487 to $18,784,990. This decrease was attributable to the net loss of $1,888,738, coupled with the redemptions of 1,001.3319 Redeemable Units totaling $1,747,759. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012 the net asset value per Unit decreased 2.9% from $1,692.02 to $1,643.67 as compared to an increase of 7.4% in the third quarter of 2011. The Partnership experienced a net trading loss, before brokerage fees and related fees in the third quarter of 2012 of $146,037. Losses were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and, were partially offset by gains in currencies and grains. The Partnership experienced a net trading gain, before brokerage fees and related fees in the third quarter of 2011 of $2,560,299. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, U.S and non-U.S. interest rates, indices and metals, and were partially offset by losses in grains, livestock, softs and energy.

During the third quarter of 2012, the most significant losses were incurred within the global interest rate sector, primarily during August and September, due to long positions in European and U.S. fixed income futures as prices declined as the European Central Bank announced details of a plan to buy sovereign bonds of highly-indebted euro-region nations, dimming the allure of “refuge” assets. Meanwhile, prices of European and U.S. fixed income futures continued to decline amid demand for riskier assets after the U.S. Federal Reserve said it will buy mortgage-back securities and keep interest rates “exceptionally low” to spur the economy. Within the global stock indices, losses were experienced primarily from July long positions in Pacific Rim equity index futures as prices declined throughout a majority of the month amid concern Greece may not meet bailout targets and after the International Monetary Fund said China’s economy faces significant downside risks. Within the metals sector, losses were incurred primarily during August and September from short positions in aluminum futures as prices moved higher after the U.S. Federal Reserve announced a third round of fiscal measures to bolster the U.S. economy, fueling expectations that raw-material use will increase. Within the soft commodities sector, losses were incurred throughout the majority of the quarter from short positions in coffee futures as prices advanced on speculation that supplies will tighten in South America, the world’s top coffee producing region. Within the energy sector, losses were incurred throughout the majority of the quarter from short positions in natural gas futures as prices rose as forecasts for cooler U.S. Midwest weather signaled higher demand for the heating fuel. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the currency sector, primarily during July and September, from long positions in the British pound, Indian rupee, and Mexican peso versus the U.S. dollar after the U.S. dollar declined amid the U.S. Federal Reserve announcement of bond buying to bolster the economy in a program of quantitative easing that tends to debase the currency. Gains were also experienced in the agricultural markets, primarily during July, from long positions in soybean futures as prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Gains in this sector were also experienced from long positions in wheat futures.

During the Partnership’s nine months ended September 30, 2012, the net asset value per Unit decreased 8.9% from $1,803.82 to $1,643.67, as compared to a decrease of 1.8% during the nine months ended September 30, 2011. The Partnership experienced a net trading loss, before brokerage fees and related fees during the nine months ended September 30, 2012 of $624,260. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. interest rates, livestock, metals, softs and indices, and were partially offset by gains in currencies and non-U.S. interest rates. The Partnership experienced a net trading gain, before brokerage fees and related fees during the nine months ended September 30, 2011 of $1,308,006. Gains were primarily attributable to the Funds’ trading of commodity futures in U.S and non-U.S. interest rates and currencies, and were partially offset by losses in grains, livestock, metals, softs, indices and energy.

During the nine months ended September 30, 2012, the most significant losses were incurred within the metals sector, primarily during August and September, from short positions in aluminum futures as prices moved higher after the U.S. Federal Reserve announced a third round of fiscal measures to bolster the U.S. economy, fueling expectations that raw-material use will increase. Within the global stock indices, losses were experienced primarily during April due to short futures positions in Pacific Rim and European equity index futures as prices increased on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Within the agricultural sector, losses were incurred primarily during June from short positions in corn futures as corn prices climbed higher after inventories tumbled the most in 16 years, and on speculation that hot, dry weather will increase stress on crops in the U.S. Losses were also incurred in this sector from short positions in wheat futures. In the energy sector, losses were recorded primarily during May from long positions in gasoline futures as prices capped the biggest monthly drop in more than three years on speculation that slowing U.S. growth and Europe’s debt crisis will reduce fuel demand. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the currency sector, primarily during July and September, from long positions in the British pound, Indian rupee, and Mexican peso versus the U.S. dollar after the U.S. dollar declined amid the U.S. Federal Reserve announcement of bond buying to bolster the economy in a program of quantitative easing that tends to debase the currency. Gains were also experienced during May from short positions in the euro versus the U.S. dollar as the value of the euro touched its lowest level against the U.S. dollar in almost two years as Spain struggled to rescue its troubled banks, adding to signs the European debt crisis was spreading to the region’s larger economies. Gains were also experienced within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced amid increasing concern Europe’s debt crisis was worsening, spurring demand for the relative “safety” of government debt. Additional profits from long positions in this sector were recorded during July.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds’ brokerage accounts was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days. Interest income for the three months ended September 30, 2012 increased by $1,717 and for the nine months ended September 30, 2012 decreased by $505, as compared to the corresponding periods in 2011. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. The decrease in interest income was due to lower average net assets and lower U.S. Treasury bill rates during the nine months ended September 30, 2012, as compared to the corresponding period in 2011. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees and related fees for the three and nine months ended September 30, 2012 decreased by $81,375 and $255,926, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees and related fees was due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $23,063 and $72,000, respectively, as compared to the corresponding periods in 2011. The decrease in management fees was due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and nine months ended September 30, 2012. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $260,521. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
Aspect Capital Limited.	27%	26%
Altis Partners (Jersey) Limited.	21%	22%
Waypoint Capital Management LLC	29%	27%
Blackwater Capital Management LLC	23%	25%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $18,784,990.

September 30, 2012

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,363,022	12.58%
Energy	60,452	0.32%
Grains	69,055	0.37%
Interest Rates U.S.	119,040	0.63%
Interest Rates Non-U.S.	255,930	1.36%
Livestock	18,583	0.10%
Lumber	320	0.00%*
Metals	233,793	1.25%
Softs	69,896	0.37%
Indices	605,106	3.22%

Total	$3,795,197	20.20%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $22,421,487.

December 31, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$663,285	2.96%
Energy	124,204	0.55%
Grains	144,438	0.64%
Indices	156,613	0.70%
Interest Rates U.S.	108,758	0.49%
Interest Rates Non-U.S.	571,141	2.55%
Livestock	9,746	0.04%
Lumber	2,079	0.00%*
Metals	257,076	1.15%
Softs	86,799	0.39%

Total	$2,124,139	9.47%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012 and during the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, Aspect Master’s total capitalization was $141,329,469. The Partnership owned approximately 3.5% of Aspect Master. As of September 30, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$11,095,458	7.85%	$11,095,458	$8,035,101	$9,819,027
Energy	746,920	0.53%	1,050,723	614,998	855,480
Grains	740,696	0.52%	937,803	483,900	718,861
Indices	3,614,980	2.56%	3,692,898	1,403,855	2,704,840
Interest Rates U.S.	904,075	0.64%	1,104,825	899,025	976,867
Interest Rates Non-U.S.	2,841,330	2.01%	4,285,846	2,594,956	3,676,543
Livestock	153,900	0.11%	203,750	116,250	155,967
Metals	2,028,515	1.43%	3,472,258	1,769,619	2,645,136
Softs	788,550	0.56%	847,554	336,425	653,386

Total	$22,914,424	16.21%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Altis Master’s total capitalization was $127,328,825. The Partnership owned approximately 3.2% of Altis Master. As of September 30, 2012, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,660,960	2.09%	$2,660,960	$1,577,473	$2,248,654
Energy	233,537	0.18%	2,423,995	213,441	1,035,887
Grains	1,133,368	0.89%	2,259,232	1,133,368	1,523,952
Indices	1,934,154	1.52%	2,122,187	596,630	1,880,928
Interest Rates U.S.	1,444,295	1.14%	2,121,250	1,221,325	1,731,523
Interest Rates Non-U.S.	2,188,556	1.72%	4,354,626	1,939,262	3,157,509
Livestock	412,400	0.32%	498,350	308,850	379,600
Lumber	10,000	0.01%	22,500	1,250	10,833
Metals	2,436,803	1.91%	3,234,982	1,865,647	2,742,358
Softs	1,073,973	0.84%	1,804,057	902,071	1,196,362

Total	$13,528,046	10.62%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Waypoint Master’s total capitalization was $31,329,671. The Partnership owned approximately 17.8% of Waypoint Master. As of September 30, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$9,796,551	31.27%	$9,805,183	$801,893	$5,059,039
Energy	108,000	0.34%	108,000	15,277	86,833
Indices	1,095,273	3.50%	1,111,107	84,388	608,173
Interest Rates U.S.	30,800	0.10%	537,550	30,800	175,308
Interest Rates Non-U.S.	73,820	0.24%	961,765	42,234	450,284
Metals	476,500	1.52%	476,500	16,200	235,333
Softs	44,550	0.14%	71,500	32,200	61,117

Total	$11,625,494	37.11%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Blackwater Master’s total capitalization was $70,449,918. The Partnership owned approximately 6.1% of Blackwater Master. As of September 30, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,389,248	3.39%	$2,804,912	$1,374,428	$1,904,294
Energy	124,800	0.18%	298,200	124,800	138,167
Grains	112,500	0.16%	112,500	112,500	112,500
Indices	3,634,913	5.16%	3,673,208	885,672	2,851,435
Interest Rates U.S.	585,200	0.83%	1,153,475	411,700	662,325
Interest Rates Non-U.S.	1,201,798	1.70%	2,578,770	993,791	1,313,518

Total	$8,048,459	11.42%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	369.5680	$1,745.99	N/A	N/A
August 1, 2012 – August 31, 2012	165.8040	$1,683.60	N/A	N/A
September 1, 2012 – September 30, 2012	32.6500	$1,643.67	N/A	N/A
	568.0220	$1,721.90

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

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

31.1   Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2   Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1   Section 1350 Certification (Certification of President and Director).

32.2   Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012