Form 10-Q
period 2013-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2013-05-15
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐        No ☑

As of April 30, 2013, 10,873.0878 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$17,976,948	$18,321,947
Cash	69,988	60,923

Total assets	$18,046,936	$18,382,870

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$81,211	$82,723
Management fees	23,854	24,472
Other	73,014	63,947
Redemptions payable	131,699	192,306

Total liabilities	309,778	363,448

Partners’ Capital:
General Partner, 110.9234 and 157.9234 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively	178,637	253,022
Limited Partners, 10,902.8768 and 11,088.9038 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	17,558,521	17,766,400

Total partners’ capital	17,737,158	18,019,422

Total liabilities and partners’ capital	$18,046,936	$18,382,870

Net asset value per unit	$1,610.45	$1,602.18

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

March 31, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$4,970,756	28.02%
CMF Altis Partners Master Fund L.P.	4,002,728	22.57
Waypoint Master Fund L.P.	4,388,772	24.74
Blackwater Master Fund L.P.	4,614,692	26.02

Total investment in Funds, at fair value	$17,976,948	101.35%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest income from investment in Funds	$2,185	$1,783

Expenses:
Brokerage fees including clearing fees	261,357	312,024
Management fees	72,697	88,806
Other	29,225	46,013

Total expenses	363,279	446,843

Net investment income (loss)	(361,094)	(445,060)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	560,043	398,632
Change in net unrealized gains (losses) on investments in Funds	(103,044)	(671,368)

Total trading results	456,999	(272,736)

Net income (loss)	95,905	(717,796)
Redemptions — Limited Partners	(303,047)	(463,193)
Redemptions — General Partner	(75,122)	—

Net increase (decrease) in Partners’ Capital	(282,264)	(1,180,989)
Partners’ Capital, beginning of period	18,019,422	22,421,487

Partners’ Capital, end of period	$17,737,158	$21,240,498

Net asset value per unit (11,013.8002 and 12,173.1469 units outstanding at March 31, 2013 and 2012, respectively)	$1,610.45	$1,744.86

Net income (loss) per unit*	$8.27	$(58.96)

Weighted average units outstanding	11,165.6612	12,322.7462

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”) and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses) *	$17.20	$(48.15)
Interest income	0.19	0.14
Expenses **	(9.12)	(10.95)

Increase (decrease) for the period	8.27	(58.96)
Net asset value per unit, beginning of period	1,602.18	1,803.82

Net asset value per unit, end of period	$1,610.45	$1,744.86

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.2)%	(8.2)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees****	(8.2)	(8.2)

Operating expenses	8.2%	8.2%
Incentive fees	—%	—%

Total expenses	8.2%	8.2%

Total return:
Total return before incentive fees	0.5%	(3.3)%
Incentive fees	—%	—%

Total return after incentive fees	0.5%	(3.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The result of the Partnership’s trading activities from its investment in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

Each customer agreement between the Partnership/Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Fund’s Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

4. Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, through the Partnership’s investments in Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$17,976,948	$0	$17,976,948	$0

Net fair value	$17,976,948	$0	$17,976,948	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$18,321,947	$0	$18,321,947	$0

Net fair value	$18,321,947	$0	$18,321,947	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5. Investment in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 units of Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed in order to permit accounts managed by Aspect using Aspect’s Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit accounts managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,959.4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master was formed in order to permit accounts managed by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $5,000,000. Blackwater Master was formed in order to permit accounts managed by Blackwater using its Global Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.

At March 31, 2013, the Partnership owned approximately 3.7%, 3.4%, 24.7%, and 6.0% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2012, the Partnership owned approximately 3.6%, 3.3%, 21.4% and 5.6% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$135,726,037	$755,933	$134,970,104
Altis Master	119,184,044	1,311,283	117,872,761
Waypoint Master	17,808,842	40,264	17,768,578
Blackwater Master	77,330,183	58,763	77,271,420

Total	$350,049,106	$2,166,243	$347,882,863

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$136,219,745	$591,506	$135,628,239
Altis Master	120,633,506	1,220,905	119,412,601
Waypoint Master	22,633,645	70,047	22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684

Total	$362,482,932	$2,951,810	$359,531,122

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(70,209)	$3,619,206	$3,548,997
Altis Master	(143,123)	3,324,078	3,180,955
Waypoint Master	(33,502)	380,864	347,362
Blackwater Master	(30,604)	1,951,934	1,921,330

Total	$(277,438)	$9,276,082	$8,998,644

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(45,641)	$3,077,847	$3,032,206
Altis Master	(79,621)	(1,671,720)	(1,751,341)
Waypoint Master	(45,014)	(163,723)	(208,737)
Blackwater Master	(26,911)	(4,324,898)	(4,351,809)

Total	$(197,187)	$(3,082,494)	$(3,279,681)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	28.02%	$4,970,756	$133,036	$2,304	$882	$129,850	Commodity Portfolio	Monthly
Altis Master	22.57%	4,002,728	109,880	4,479	842	104,559	Commodity Portfolio	Monthly
Waypoint Master	24.74%	4,388,772	98,822	3,910	5,010	89,902	Commodity Portfolio	Monthly
Blackwater Master	26.02%	4,614,692	117,446	4,206	1,476	111,764	Commodity Portfolio	Monthly

Total		$17,976,948	$459,184	$14,899	$8,210	$436,075

	December 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	27.36%	$4,929,627	$106,153	$1,485	$575	$104,093	Commodity Portfolio	Monthly
Altis Master	22.07%	3,977,782	(53,688)	2,092	870	(56,650)	Commodity Portfolio	Monthly
Waypoint Master	26.81%	4,830,703	(23,169)	4,993	2,634	(30,796)	Commodity Portfolio	Monthly
Blackwater Master	25.44%	4,583,835	(300,249)	3,496	1,298	(305,043)	Commodity Portfolio	Monthly

Total		$18,321,947	$(270,953)	$12,066	$5,377	$(288,396)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.1% to 45.3% of the Fund’s contracts are traded OTC.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

7. Critical Accounting Policies:

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, through its investments in the Funds, are held for trading purposes. The commodity interests are recorded on trade the date and open contracts are recorded at fair value (as described below) at the measurement the date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments Funds’ from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 1.6% from $18,019,422 to $17,737,158. This decrease was attributable to the redemptions of 47.0000 General Partner unit equivalents totaling $75,122 and redemptions of 186.0270 Redeemable Units totaling $303,047, which was partially offset by the net income of $95,905. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per Unit increased 0.5% from $1,602.18 to $1,610.45 as compared to a decrease of 3.3% in the first quarter of 2012. The Partnership experienced a net trading gain, before brokerage fees and related fees in the first quarter of 2013 of $456,999. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, livestock, metals, softs and indices and were partially offset by losses in energy, grains, U.S and non-U.S. interest rates. The Partnership experienced a net trading loss, before brokerage fees and related fees in the first quarter of 2012 of $272,736. Losses were primarily attributable to the Funds’ trading of commodity interests in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by gains in energy, indices and softs.

During the first quarter of 2013, the most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Within the metals sector, gains were experienced primarily during March from short positions in copper futures as prices fell after a key gauge of Chinese manufacturing missed estimates, spurring concern metals demand may slow. Within the soft commodities sector, gains were experienced primarily during February and March from short positions in sugar futures as prices tumbled to a 30-month low on signs that crops are getting enough moisture to boost harvests in Brazil, the world’s largest grower of sugar.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe. Losses were also incurred within the global interest rate sector, primarily during January, from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Within the agricultural sector, losses were experienced primarily during January from short positions in corn futures as prices advanced on concern that drier weather will deplete soil moisture in South America and increase stress on crops.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds’ brokerage accounts was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days. Interest income for the three months ended March 31, 2013 increased by $402, as compared to the corresponding period in 2012. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended March 31, 2013, as compared to the corresponding period in 2012. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased by $50,667, as compared to the corresponding period in 2012. The decrease in brokerage fees was due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $16,109, as compared to the corresponding periods in 2012. The decrease in management fees was due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three months ended March 31, 2013 and 2012. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2013		December 31, 2012
Aspect Capital Limited.	$4,949,685	28%	$4,908,796	27%
Altis Partners (Jersey) Limited.	$3,971,229	22%	$3,946,447	22%
Waypoint Capital Management LLC	$4,360,662	25%	$4,607,575	26%
Blackwater Capital Management LLC	$4,455,582	25%	$4,556,604	25%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have bee no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K For the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $17,737,158.

March 31, 2013

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$623,730	3.52%
Energy	153,938	0.87%
Grains	120,696	0.68%
Interest Rates U.S.	61,890	0.35%
Interest Rates Non-U.S.	424,652	2.39%
Livestock	26,746	0.15%
Lumber	1,299	0.01%
Metals	352,800	1.99%
Softs	112,927	0.64%
Indices	648,127	3.65%

Total	$2,526,805	14.25%

*	Due to rounding.

As of December 31, 2012, the Partnership’s total capitalization was $18,019,422.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,834,052	10.18%
Energy	92,857	0.51%
Grains	137,880	0.77%
Interest Rates U.S.	112,787	0.63%
Interest Rates Non-U.S.	258,478	1.43%
Livestock	10,949	0.06%
Lumber	964	0.00%*
Metals	188,010	1.04%
Softs	71,484	0.40%
Indices	633,759	3.52%

Total	$3,341,220	18.54%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013 and during the twelve months ended December 31, 2012. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2013, Aspect Master’s total capitalization was $134,970,104. The Partnership owned approximately 3.7% of Aspect Master. As of March 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,103,331	6.75%	$10,780,103	$8,355,097	$8,789,592
Energy	1,396,405	1.04%	2,869,850	1,183,954	2,040,595
Grains	725,600	0.54%	916,260	476,615	706,056
Indices	3,404,911	2.52%	4,276,115	3,273,009	3,660,430
Interest Rates U.S.	339,662	0.25%	440,350	118,357	213,496
Interest Rates Non-U.S.	4,511,015	3.34%	4,524,738	863,953	2,273,541
Livestock	214,100	0.16%	219,100	36,925	151,177
Lumber	5,800	0.00%**	5,800	5,000	5,800
Metals	2,539,334	1.88%	2,539,334	1,181,583	1,884,050
Softs	806,238	0.60%	884,459	534,231	729,005

Total	$23,046,396	17.08%

*	Average of month-end Values at Risk.
**	Due to rounding

As of December 31, 2012, Aspect Master’s total capitalization was $135,628,239. The Partnership owned approximately 3.6% of Aspect Master. As of December 31, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

As of March 31, 2013, Altis Master’s total capitalization was $117,872,761. The Partnership owned approximately 3.4% of Altis Master. As of March 31, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,063,006	1.75%	$3,262,183	$1,787,567	$2,414,333
Energy	1,092,414	0.93%	3,064,047	511,475	1,473,636
Grains	1,477,402	1.25%	2,109,949	586,343	1,260,800
Indices	3,614,373	3.07%	3,838,589	1,287,241	2,688,694
Interest Rates U.S.	131,178	0.11%	1,814,375	124,232	248,439
Interest Rates Non-U.S.	1,556,894	1.32%	3,100,045	1,162,769	2,126,413
Livestock	518,350	0.44%	743,750	134,110	555,335
Lumber	31,900	0.03%	50,750	17,500	35,283
Metals	3,158,202	2.68%	3,507,769	1,358,398	2,607,114
Softs	1,923,850	1.63%	2,332,150	1,105,470	1,961,494

Total	$15,567,569	13.21%

*	Average of month-end Values at Risk.

As of December 31, 2012, Altis Master’s total capitalization was $119,412,601. The Partnership owned approximately 3.3% of Altis Master. As of December 31, 2012, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,786,739	2.34%	$5,066,857	$646,682	$2,247,636
Energy	476,707	0.40%	2,423,995	209,859	998,793
Grains	1,292,325	1.08%	2,282,893	294,622	1,535,697
Indices	3,016,091	2.53%	3,016,091	470,802	1,636,713
Interest Rates U.S.	1,747,325	1.46%	2,121,250	101,249	1,125,673
Interest Rates Non-U.S.	1,628,110	1.36%	4,536,756	211,275	3,108,814
Livestock	216,300	0.18%	498,350	21,625	302,980
Lumber	23,750	0.02%	70,500	800	21,896
Metals	1,887,669	1.58%	3,284,303	729,575	2,100,231
Softs	1,109,679	0.93%	1,804,057	374,414	1,235,219

Total	$14,184,695	11.88%

*	Annual average of month-end Values at Risk.

As of March 31, 2013, Waypoint Master’s total capitalization was $17,768,578. The Partnership owned approximately 24.7% of Waypoint Master. As of March 31, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$317,200	1.78%	$6,180,417	$317,200	$3,177,304
Energy	64,000	0.36%	131,350	53,750	45,333
Grains	9,600	0.05%	73,200	7,200	38,533
Indices	793,601	4.47%	1,008,086	99,066	390,522
Interest Rates U.S.	80,000	0.45%	179,650	75,075	74,183
Interest Rates Non-U.S.	436,442	2.46%	532,298	58,469	270,925
Metals	71,300	0.40%	157,700	63,900	76,333
Softs	67,500	0.38%	143,850	39,900	97,900

Total	$1,839,643	10.35%

*	Average of month-end Values at Risk.

As of December 31, 2012, Waypoint Master’s total capitalization was $22,563,598. The Partnership owned approximately 21.4% of Waypoint Master. As of December 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

As of March 31, 2013, Blackwater Master’s total capitalization was $77,271,420. The Partnership owned approximately 6.0% of Blackwater Master. As of March 31, 2013 Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,307,026	2.99%	$4,682,024	$1,602,200	$2,218,689
Energy	822,030	1.06%	2,022,000	304,750	1,137,263
Grains	687,440	0.89%	1,421,500	314,400	793,813
Indices	3,387,502	4.38%	4,014,680	2,646,355	3,347,215
Interest Rates U.S.	418,400	0.54%	420,750	234,250	357,800
Interest Rates Non-U.S.	1,616,933	2.09%	1,618,713	755,490	1,195,094
Livestock	20,000	0.03%	366,000	20,000	128,667
Metals	2,230,931	2.89%	2,838,178	691,824	1,804,119
Softs	16,900	0.02%	373,500	16,900	221,867

Total	$11,507,162	14.89%

*	Average of month-end Values at Risk.

As of December 31, 2012, Blackwater Master’s total capitalization was $81,926,684. The Partnership owned approximately 5.6% of Blackwater Master. As of December 31, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,472,584	5.46%	$5,898,476	$511,332	$2,961,576
Energy	507,112	0.62%	2,331,250	16,250	762,951
Grains	1,421,500	1.73%	1,421,500	30,000	401,878
Indices	4,128,815	5.04%	4,874,671	254,386	3,201,424
Interest Rates U.S	418,000	0.51%	1,153,475	52,250	609,827
Interest Rates Non-U.S.	1,079,443	1.32%	3,185,250	274,865	1,877,689
Metals	1,164,537	1.42%	2,525,190	391,264	1,196,839

Total	$13,191,991	16.10%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	92.2490	1,649.52	N/A	N/A
February 1, 2013 – February 28, 2013	12.0000	1,598.35	N/A	N/A
March 1, 2013 – March 31, 2013	81.7780	1,610.45	N/A	N/A
Total	186.0270	1,629.04

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information — None

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

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited, from June 30, 2012 to June 30, 2013, (filed as Exhibit 10.5(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, from June 30, 2012 to June 30, 2013, (filed as Exhibit 10.6(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC, from June 30, 2012 to June 30, 2013, (filed as Exhibit 10.7A to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8 — Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Form 8-K filed on November 4, 2010 and incorporated herein be reference).

(a)	Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, from June 30, 2012 to June 30, 2013, (filed as Exhibit 10.8A to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1   Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herewith)

31.2   Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director). (filed herewith)

32.1   Section 1350 Certification (Certification of President and Director). (filed herewith)

32.2   Section 1350 Certification (Certification of Chief Financial Officer and Director). (filed herewith)

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

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013