Form 10-Q
period 2013-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2013-08-14
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐        No ☑

As of July 31, 2013, 10,665.6358 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$17,034,082	$18,321,947
Cash	26,317	60,923

Total assets	$17,060,399	$18,382,870

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$76,772	$82,723
Management fees	21,035	24,472
Other	39,120	63,947
Redemptions payable	48,638	192,306

Total liabilities	185,565	363,448

Partners’ Capital:
General Partner, 110.9234 and 157.9234 unit equivalents outstanding at June 30, 2013 and December 31, 2012, respectively	172,947	253,022
Limited Partners, 10,712.1138 and 11,088.9038 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	16,701,887	17,766,400

Total partners’ capital	16,874,834	18,019,422

Total liabilities and partners’ capital	$17,060,399	$18,382,870

Net asset value per unit	$1,559.16	$1,602.18

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

June 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$4,735,232	28.06%
CMF Altis Partners Master Fund L.P.	3,866,263	22.91
Waypoint Master Fund L.P.	4,157,601	24.64
Blackwater Master Fund L.P.	4,274,986	25.33

Total investment in Funds, at fair value	$17,034,082	100.94%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest income from investment in Funds	$823	$2,323	$3,008	$4,106

Expenses:
Brokerage fees including clearing fees	249,461	301,998	510,818	614,022
Management fees	67,882	85,605	140,579	174,411
Other	50,797	44,513	80,022	90,526

Total expenses	368,140	432,116	731,419	878,959

Net investment income (loss)	(367,317)	(429,793)	(728,411)	(874,853)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	(519,862)	119,838	40,181	518,470
Change in net unrealized gains (losses) on investments in Funds	326,216	(325,325)	223,172	(996,693)

Total trading results	(193,646)	(205,487)	263,353	(478,223)

Net income (loss)	(560,963)	(635,280)	(465,058)	(1,353,076)
Redemptions — Limited Partners	(301,361)	(306,490)	(604,408)	(769,683)
Redemptions — General Partner	0	0	(75,122)	0

Net increase (decrease) in Partners’ Capital	(862,324)	(941,770)	(1,144,588)	(2,122,759)
Partners’ Capital, beginning of period	17,737,158	21,240,498	18,019,422	22,421,487

Partners’ Capital, end of period	$16,874,834	$20,298,728	$16,874,834	$20,298,728

Net asset value per unit (10,823.0372 and 11,996.7272 units outstanding at June 30, 2013 and 2012, respectively)	$1,559.16	$1,692.02	$1,559.16	$1,692.02

Net income (loss) per unit*	$(51.29)	$(52.84)	$(43.02)	$(111.80)

Weighted average units outstanding	10,950.6812	12,118.0962	11,058.1712	12,220.4212

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2013, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”) and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) *	$(40.53)	$(42.30)	$(23.33)	$(90.45)
Interest income	0.08	0.19	0.27	0.33
Expenses **	(10.84)	(10.73)	(19.96)	(21.68)

Increase (decrease) for the period	(51.29)	(52.84)	(43.02)	(111.80)
Net asset value per unit, beginning of period	1,610.45	1,744.86	1,602.18	1,803.82

Net asset value per unit, end of period	$1,559.16	$1,692.02	$1,559.16	$1,692.02

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.5)%	(8.2)%	(8.3)%	(8.2)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(8.5)%	(8.2)%	(8.3)%	(8.2)%

Operating expenses	8.5%	8.2%	8.4%	8.2%
Incentive fees	—%	—%	—%	—%

Total expenses	8.5%	8.2%	8.4%	8.2%

Total return:
Total return before incentive fees	(3.2)%	(3.0)%	(2.7)%	(6.2)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(3.2)%	(3.0)%	(2.7)%	(6.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

During the second quarter of 2013, Waypoint Master Fund L.P. and CMF Aspect Master Fund L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co”). The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. Waypoint Master Fund L.P. and CMF Aspect Master Fund L.P. are expected to commence trading during the third quarter of 2013. Subsequent to June 30, 2013, CMF Altis Partners Master Fund L.P. and Blackwater Master Fund L.P. entered into brokerage account agreements with MS&Co. and expect to commence trading during the third quarter of 2013.

Effective April 12, 2013, Waypoint Master Fund L.P. and CMF Aspect Master Fund entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

Each customer agreement between the Partnership/Funds and Citigroup Global Markets, Inc. (“CGM”)/MS&Co., as applicable give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Fund’s Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

4. Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, through the Partnership’s investments in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$17,034,082	$0	$17,034,082	$0

Net fair value	$17,034,082	$0	$17,034,082	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$18,321,947	$0	$18,321,947	$0

Net fair value	$18,321,947	$0	$18,321,947	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2013.

Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained by CGM and/or MS & Co as applicable.

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

At June 30, 2013, the Partnership owned approximately 3.8%, 3.4%, 25.5%, and 5.9% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2012, the Partnership owned approximately 3.6%, 3.3%, 21.4% and 5.6% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$125,014,187	$39,871	$124,974,316
Altis Master	113,956,401	45,266	113,911,135
Waypoint Master	16,299,543	20,563	16,278,980
Blackwater Master	73,250,044	625,095	72,624,949

Total	$328,520,175	$730,795	$327,789,380

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$136,219,745	$591,506	$135,628,239
Altis Master	120,633,506	1,220,905	119,412,601
Waypoint Master	22,633,645	70,047	22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684

Total	$362,482,932	$2,951,810	$359,531,122

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(90,150)	$(2,410,204)	$(2,500,354)
Altis Master	(156,647)	4,569,389	4,412,742
Waypoint Master	(32,298)	(533,681)	(565,979)
Blackwater Master	(28,472)	(2,035,898)	(2,064,370)

Total	$(307,567)	$(410,394)	$(717,961)

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(160,359)	$1,209,002	$1,048,643
Altis Master	(299,770)	7,893,467	7,593,697
Waypoint Master	(65,800)	(152,817)	(218,617)
Blackwater Master	(59,076)	(83,964)	(143,040)

Total	$(585,005)	$8,865,688	$8,280,683

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Income (Loss)	Net Income (Loss)
Aspect Master	$(76,125)	$(4,563,814)	$(4,639,939)
Altis Master	(84,220)	516,388	432,168
Waypoint Master	(42,354)	2,954,453	2,912,099
Blackwater Master	(43,832)	(7,334,291)	(7,378,123)

Total	$(246,531)	$(8,427,264)	$(8,673,795)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Income (Loss)	Net Income (Loss)
Aspect Master	$(121,766)	$(1,485,967)	$(1,607,733)
Altis Master	(163,841)	(1,155,332)	(1,319,173)
Waypoint Master	(87,368)	2,790,730	2,703,362
Blackwater Master	(70,743)	(11,659,189)	(11,729,932)

Total	$(443,718)	$(11,509,758)	$(11,953,476)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2013		For the three months ended June 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	28.06%	$4,735,232	$(92,281)	$2,858	$772	$(95,911)	Commodity Portfolio	Monthly
Altis Master	22.91%	3,866,263	155,321	4,765	773	149,783	Commodity Portfolio	Monthly
Waypoint Master	24.64%	4,157,601	(136,384)	3,249	5,225	(144,858)	Commodity Portfolio	Monthly
Blackwater Master	25.33%	4,274,986	(119,479)	2,059	2,419	(123,957)	Commodity Portfolio	Monthly

Total		$17,034,082	$(192,823)	$12,931	$9,189	$(214,943)

	June 30, 2013		For the six months ended June 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	28.06%	$4,735,232	$40,755	$5,162	$1,654	$33,939	Commodity Portfolio	Monthly
Altis Master	22.91%	3,866,263	265,201	9,244	1,615	254,342	Commodity Portfolio	Monthly
Waypoint Master	24.64%	4,157,601	(37,562)	7,159	10,235	(54,956)	Commodity Portfolio	Monthly
Blackwater Master	25.33%	4,274,986	(2,033)	6,265	3,895	(12,193)	Commodity Portfolio	Monthly

Total		$17,034,082	$266,361	$27,830	$17,399	$221,132

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	December 31, 2012		For the three months ended June 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	27.36%	$4,929,627	$(167,074)	$1,633	$1,710	$(170,417)	Commodity Portfolio	Monthly
Altis Master	22.07%	3,977,782	17,265	2,636	591	14,038	Commodity Portfolio	Monthly
Waypoint Master	26.81%	4,830,703	448,304	4,789	2,801	440,714	Commodity Portfolio	Monthly
Blackwater Master	25.44%	4,583,835	(501,659)	4,151	2,848	(508,658)	Commodity Portfolio	Monthly

Total		$18,321,947	$(203,164)	$13,209	$7,950	$(224,323)

	December 31, 2012		For the six months ended June 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Object ive	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	27.36%	$4,929,627	$(60,921)	$3,118	$2,285	$(66,324)	Commodity Portfolio	Monthly
Altis Master	22.07%	3,977,782	(36,423)	4,728	1,461	(42,612)	Commodity Portfolio	Monthly
Waypoint Master	26.81%	4,830,703	425,135	9,782	5,435	409,918	Commodity Portfolio	Monthly
Blackwater Master	25.44%	4,583,835	(801,908)	7,647	4,146	(813,701)	Commodity Portfolio	Monthly

Total		$18,321,947	$(474,117)	$25,275	$13,327	$(512,719)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.9% to 36.4% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk, as CGM and/or MS&Co or their affiliates are the counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co, the Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 6.4% from $18,019,422 to $16,874,834. This decrease was attributable to the redemptions of 47.0000 General Partner unit equivalents totaling $75,122 and redemptions of 376.7900 Redeemable Units totaling $604,408, coupled with the net loss of $465,058. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2013 the net asset value per Unit decreased 3.2% from $1,610.45 to $1,559.16 as compared to a decrease of 3.0% in the second quarter of 2012. The Partnership experienced a net trading loss, before brokerage fees and related fees in the second quarter of 2013 of $193,646. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, currencies and softs, and were partially offset by gains in metals, indices and U.S. interest rates. The Partnership experienced a net trading loss, before brokerage fees and related fees in the second quarter of 2012 of $205,487. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, indices, livestock, metals and U.S. interest rates and were partially offset by gains in energy, non-U.S. interest rates and softs.

During the second quarter of 2013, the most significant losses were incurred within the currency sector, primarily during May, from long positions in the Indian rupee versus the U.S. dollar as the value of the Indian currency weakened on concerns of a possible pullback in global fund flows and the country’s external deficit. Additional losses in the sector were incurred during June from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the energy sector, losses were incurred during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional losses in this sector were recorded during April from long positions in crude oil and its related products as prices declined after a report showed crude stockpiles climbed to a 22-year high in the U.S. Within the agricultural sector, losses were incurred primarily during April from short positions in wheat and corn futures as prices advanced on frigid weather in the U.S. Midwest, which raised the risk of damage to crops emerging from dormancy. Within the global interest rate sector, losses were recorded during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling a strengthening in the global economic recovery. A portion of the Partnership’s losses during the quarter was offset by gains achieved in the metals sector during April and June from short positions in gold and silver futures as precious metals as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Additional gains were also recorded from short positions in copper futures April and June. Within the global stock index sector, gains were recorded during April and May from long positions in U.S., European, and Pacific Rim equity index futures as prices advanced after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated and amid optimism central banks would maintain loose monetary policies.

During the Partnership’s six months ended June 30, 2013, the net asset value per Unit decreased 2.7% from $1,602.18 to $1,559.16, as compared to a decrease of 6.2% during the six months ended June 30, 2012. The Partnership experienced a net trading gain, before brokerage fees and related fees during the six months ended June 30, 2013 of $263,353. Gains were primarily attributable to the Fund’s trading of commodity futures in metals, softs, indices and livestock and were partially offset by losses in U.S. and non-U.S. interest rates, currencies, energy and grains. The Partnership experienced a net trading loss, before brokerage fees and related fees during the six months ended June 30, 2012 of $478,223. Losses were primarily attributable to the Funds’ trading of commodity futures in grains, energy, livestock, currencies and indices and were partially offset by gains in metals, softs, and U.S. and non-U.S. interest rates.

During the first six months ended June 30, 2013, the most significant losses were incurred within the energy sector, primarily during February, from long futures positions in crude oil and its related products as prices fell on concern fuel demand will decline. Additional losses in the sector were experienced during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the global interest rate markets, losses were incurred during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move. Additional losses were recorded within the currency markets, primarily during May, from long positions in the Indian rupee versus the U.S. dollar as the value of the Indian currency weakened throughout the month on concerns of a possible pullback in global fund flows and the country’s external deficit. Currency sector losses were also recorded in June from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the agricultural markets, losses were recorded primarily during April from short positions in corn and wheat futures as prices advanced amid frigid weather in the U.S. Midwest, which raised the risk of damage to crops emerging from dormancy. A portion of the Partnership’s losses for the first six months of the year were offset by trading gains achieved within the metals complex during April from short positions in gold and silver futures as priced declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Additional gains in the sector were also recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China. Within the global stock index sector, gains were recorded, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds’ brokerage accounts during each month was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days. Interest income for the three and six months ended June 30, 2013 decreased by $1,500 and $ 1,098, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2013 decreased by $52,537 and $103,204, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees was due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased by $17,723 and $33,832, respectively, as compared to the corresponding periods in 2012. The decrease in management fees was due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and six months ended June 30, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2013		March 31, 2013
Aspect Capital Limited.	$4,712,645	28%	$4,949,685	28%
Altis Partners (Jersey) Limited.	$3,835,008	23%	$3,971,229	22%
Waypoint Capital Management LLC	$4,080,227	24%	$4,360,662	25%
Blackwater Capital Management LLC	$4,246,954	25%	$4,455,582	25%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $16,874,834.

June 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,127,787	6.68%
Interest Rates	336,996	2.00%
Indices	176,481	1.05%
Commodities	681,849	4.04%

Total	$2,323,113	13.77%

As of December 31, 2012, the Partnership’s total capitalization was $18,019,422.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,834,052	10.18%
Energy	92,857	0.51%
Grains	137,880	0.77%
Interest Rates U.S.	112,787	0.63%
Interest Rates Non-U.S.	258,478	1.43%
Livestock	10,949	0.06%
Lumber	964	0.00%*
Metals	188,010	1.04%
Softs	71,484	0.40%
Indices	633,759	3.52%

Total	$3,341,220	18.54%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended June 30, 2013 and during the twelve months ended December 31, 2012. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2013, Aspect Master’s total capitalization was $124,974,316. The Partnership owned approximately 3.8% of Aspect Master. As of June 30, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,090,386	4.08%	$9,857,593	$67,390	$7,226,838
Interest Rates	2,479,831	1.98%	6,518,405	1,519,021	4,211,976
Indices	1,336,151	1.07%	3,796,510	1,303,158	2,854,415
Commodities	6,209,339	4.97%	7,489,422	6,077,206	6,738,914

Total	$15,115,707	12.10%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Altis Master’s total capitalization was $113,911,135. The Partnership owned approximately 3.4% of Altis Master. As of June 30, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,769,107	1.55%	$3,051,418	$1,538,644	$2,178,971
Energy	1,453,985	1.28%	2,136,131	909,348	1,513,642
Grains	1,796,240	1.58%	2,594,161	1,454,422	1,901,828
Indices	1,412,070	1.24%	5,629,558	956,409	3,028,544
Interest Rates U.S.	439,709	0.39%	710,192	97,248	427,304
Interest Rates Non -U.S.	2,779,395	2.44%	3,289,215	742,311	2,307,388
Livestock	507,020	0.44%	549,450	439,150	477,407
Metals	4,315,206	3.79%	4,476,363	663,229	3,734,471
Softs	2,236,724	1.96%	2,338,466	971,944	1,645,844

Total	$16,709,456	14.67%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Waypoint Master’s total capitalization was $16,278,980. The Partnership owned approximately 25.5% of Waypoint Master. As of June 30, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,727,494	22.90%	$5,659,080	$323,730	$2,743,557
Interest Rates	474,815	2.91%	633,133	53,003	370,192
Commodities	56,496	0.35%	417,980	56,496	126,043

Total	$4,258,805	26.16%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Blackwater Master’s total capitalization was $72,624,949. The Partnership owned approximately 5.9% of Blackwater Master. As of June 30, 2013 Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$651,555	0.90%	$2,477,876	$651,555	$1,352,494
Energy	182,050	0.25%	828,630	56,625	194,318
Grains	368,000	0.51%	368,000	194,600	328,533
Indices	1,316,896	1.81%	4,072,824	1,221,043	2,298,578
Interest Rates U.S.	20,900	0.03%	563,400	20,900	252,833
Interest Rates Non-U.S.	186,472	0.26%	1,674,803	186,215	737,306
Livestock	20,000	0.03%	138,000	20,000	59,333
Metals	802,419	1.10%	713,880	56,320	669,314

Total	$3,548,292	4.89%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates

(plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	29.7890	1,618.91	N/A	N/A
May 1, 2013 – May 31, 2013	129.7790	1,575.73	N/A	N/A
June 1, 2013 – June 30, 2013	31.195	1,559.16	N/A	N/A
Total	190.7630	1,579.77

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information —

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Funds from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The general partner of the Partnership, Ceres Managed Futures LLC (the “General Partner”), is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6. Exhibits

Exhibits:

3.1 — Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 14, 2013