Form 10-Q
period 2013-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2013-11-14
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐        No ☑

As of October 31, 2013, 10,484.7428 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$15,358,670	$18,321,947
Cash	77,874	60,923

Total assets	$15,436,544	$18,382,870

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$69,465	$82,723
Management fees	18,902	24,472
Other	90,615	63,947
Redemptions payable	139,062	192,306

Total liabilities	318,044	363,448

Partners’ Capital:
General Partner, 110.9234 and 157.9234 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	157,970	253,022
Limited Partners, 10,504.9368 and 11,088.9038 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	14,960,530	17,766,400

Total partners’ capital	15,118,500	18,019,422

Total liabilities and partners’ capital	$15,436,544	$18,382,870

Net asset value per unit	$1,424.14	$1,602.18

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

September 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$4,336,453	28.68%
CMF Altis Partners Master Fund L.P.	3,384,472	22.39
Waypoint Master Fund L.P.	3,682,097	24.36
Blackwater Master Fund L.P.	3,955,648	26.16

Total investment in Funds, at fair value	$15,358,670	101.59%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest income from investment in Funds	$604	$2,473	$3,612	$6,579

Expenses:
Brokerage fees including clearing fees	227,166	282,020	737,984	896,042
Management fees	58,852	80,504	199,431	254,915
Other	60,269	29,574	140,291	120,100

Total expenses	346,287	392,098	1,077,706	1,271,057

Net investment income (loss)	(345,683)	(389,625)	(1,074,094)	(1,264,478)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	(179,544)	(613,727)	(139,363)	(95,257)
Change in net unrealized gains (losses) on investments in Funds	(928,794)	467,690	(705,622)	(529,003)

Total trading results	(1,108,338)	(146,037)	(844,985)	(624,260)

Net income (loss)	(1,454,021)	(535,662)	(1,919,079)	(1,888,738)
Redemptions — Limited Partners	(302,313)	(978,076)	(906,721)	(1,747,759)
Redemptions — General Partner	0	0	(75,122)	0

Net increase (decrease) in Partners’ Capital	(1,756,334)	(1,513,738)	(2,900,922)	(3,636,497)
Partners’ Capital, beginning of period	16,874,834	20,298,728	18,019,422	22,421,487

Partners’ Capital, end of period	$15,118,500	$18,784,990	$15,118,500	$18,784,990

Net asset value per unit (10,615.8602 and 11,428.7052 units outstanding at September 30, 2013 and 2012, respectively)	$1,424.14	$1,643.67	$1,424.14	$1,643.67

Net income (loss) per unit*	$(135.02)	$(48.35)	$(178.04)	$(160.15)

Weighted average units outstanding	10,771.0342	11,695.0805	10,962.4589	12,045.3077

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1. General:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Funds (as defined in note 5, “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 30, 2013, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), Waypoint Capital Management LLC (“Waypoint”) and Blackwater Capital Management LLC (“Blackwater”) (each an Advisor and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) *	$(124.01)	$(39.15)	$(147.34)	$(129.60)
Interest income	0.05	0.22	0.32	0.55
Expenses **	(11.06)	(9.42)	(31.02)	(31.10)

Increase (decrease) for the period	(135.02)	(48.35)	(178.04)	(160.15)
Net asset value per unit, beginning of period	1,559.16	1,692.02	1,602.18	1,803.82

Net asset value per unit, end of period	$1,424.14	$1,643.67	$1,424.14	$1,643.67

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.6)%	(7.9)%	(8.4)%	(8.1)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(8.6)	(7.9)	(8.4)	(8.1)

Operating expenses	8.6%	7.9%	8.4%	8.1%
Incentive fees	—%	—%	—%	—%

Total expenses	8.6%	7.9%	8.4%	8.1%

Total return:
Total return before incentive fees	(8.7)%	(2.9)%	(11.1)%	(8.9)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(8.7)%	(2.9)%	(11.1)%	(8.9)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

During the third quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Altis Partners Master Fund L.P. (“Altis Master”) and Waypoint Master Fund L.P. (“Waypoint Master”) entered into a futures brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. During the second quarter of 2013, Aspect Master and Waypoint Master entered into a foreign exchange brokerage account agreement with MS&Co. Aspect Master, Altis Master and Waypoint Master commenced futures trading through accounts at MS&Co on or about July 15, 2013, July 29, 2013 and September 26, 2013, respectively. Aspect Master and Waypoint Master commenced foreign exchange trading through an account at MS&Co on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

Each customer agreement between the Partnership and Citigroup Global Markets, Inc. (“CGM”)/MS&Co., and the funds and CGM/MS&Co., as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Fund’s Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

4. Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, through the Partnership’s investments in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$15,358,670	$0	$15,358,670	$0

Net fair value	$15,358,670	$0	$15,358,670	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$18,321,947	$0	$18,321,947	$0

Net fair value	$18,321,947	$0	$18,321,947	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

5. Investment in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in Aspect Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 units of Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward contracts with a fair value of $1,060,214. Aspect Master was formed in order to permit accounts managed by Aspect using Aspect’s Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards contracts with a fair value of $1,785,785. Altis Master was formed to permit accounts managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,959.4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master was formed in order to permit accounts managed by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

Aspect Master’s, Altis Master’s, Waypoint Master’s and Blackwater Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained by CGM and/or MS & Co, as applicable.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds. All other fees are charged at the Partnership level.

At September 30, 2013, the Partnership owned approximately 4.1%, 3.5%, 30.8%, and 6.0% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. At December 31, 2012, the Partnership owned approximately 3.6%, 3.3%, 21.4% and 5.6% of Aspect Master, Altis Master, Waypoint Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$109,047,946	$2,021,750	$107,026,196
Altis Master	99,671,960	2,899,256	96,772,704
Waypoint Master	12,142,415	175,967	11,966,448
Blackwater Master	67,685,982	1,652,272	66,033,710

Total	$288,548,303	$6,749,245	$281,799,058

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$136,219,745	$591,506	$135,628,239
Altis Master	120,633,506	1,220,905	119,412,601
Waypoint Master	22,633,645	70,047	22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684

Total	$362,482,932	$2,951,810	$359,531,122

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(66,230)	$(7,692,184)	$(7,758,414)
Altis Master	(131,613)	(11,456,410)	(11,588,023)
Waypoint Master	(28,980)	(764,582)	(793,562)
Blackwater Master	(20,014)	(2,708,600)	(2,728,614)

Total	$(246,837)	$(22,621,776)	$(22,868,613)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(226,589)	$(6,483,182)	$(6,709,771)
Altis Master	(431,383)	(3,562,943)	(3,994,326)
Waypoint Master	(94,780)	(917,399)	(1,012,179)
Blackwater Master	(79,090)	(2,792,564)	(2,871,654)

Total	$(831,842)	$(13,756,088)	$(14,587,930)

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Income (Loss)	Net Income (Loss)
Aspect Master	$(56,443)	$(3,873,903)	$(3,930,346)
Altis Master	(126,559)	(1,512,299)	(1,638,858)
Waypoint Master	(33,044)	(451,172)	(484,216)
Blackwater Master	(21,038)	1,160,184	1,139,146

Total	$(237,084)	$(4,677,190)	$(4,914,274)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Income (Loss)	Net Income (Loss)
Aspect Master	$(178,209)	$(5,359,870)	$(5,538,079)
Altis Master	(290,400)	(2,667,631)	(2,958,031)
Waypoint Master	(120,412)	2,339,558	2,219,146
Blackwater Master	(91,781)	(10,499,005)	(10,590,786)

Total	$(680,802)	$(16,186,948)	$(16,867,750)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	28.68%	$4,336,453	$(304,500)	$2,260	$538	$(307,298)	Commodity Portfolio	Monthly
Altis Master	22.39%	3,384,472	(400,918)	4,287	464	(405,669)	Commodity Portfolio	Monthly
Waypoint Master	24.36%	3,682,097	(239,731)	2,747	6,439	(248,917)	Commodity Portfolio	Monthly
Blackwater Master	26.16%	3,955,648	(162,585)	1,778	1,330	(165,693)	Commodity Portfolio	Monthly

Total		$15,358,670	$(1,107,734)	$11,072	$8,771	$(1,127,577)

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	28.68%	$4,336,453	$(263,746)	$7,422	$2,192	$(273,360)	Commodity Portfolio	Monthly
Altis Master	22.39%	3,384,472	(135,717)	13,531	2,079	(151,327)	Commodity Portfolio	Monthly
Waypoint Master	24.36%	3,682,097	(277,293)	9,906	16,674	(303,873)	Commodity Portfolio	Monthly
Blackwater Master	26.16%	3,955,648	(164,617)	8,043	5,225	(177,885)	Commodity Portfolio	Monthly

Total		$15,358,670	$(841,373)	$38,902	$26,170	$(906,445)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	27.36%	$4,929,627	$(134,528)	$1,721	$961	$(137,210)	Commodity Portfolio	Monthly
Altis Master	22.07%	3,977,782	(39,752)	3,948	665	(44,365)	Commodity Portfolio	Monthly
Waypoint Master	26.81%	4,830,703	(75,165)	3,907	2,626	(81,698)	Commodity Portfolio	Monthly
Blackwater Master	25.44%	4,583,835	105,881	2,635	1,419	101,827	Commodity Portfolio	Monthly

Total		$18,321,947	$(143,564)	$12,211	$5,671	$(161,446)

	December 31, 2012		For the nine months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	27.36%	$4,929,627	$(195,448)	$4,839	$3,246	$(203,533)	Commodity Portfolio	Monthly
Altis Master	22.07%	3,977,782	(76,174)	8,676	2,126	(86,976)	Commodity Portfolio	Monthly
Waypoint Master	26.81%	4,830,703	349,970	13,689	8,061	328,220	Commodity Portfolio	Monthly
Blackwater Master	25.44%	4,583,835	(696,029)	10,282	5,565	(711,876)	Commodity Portfolio	Monthly

Total		$18,321,947	$(617,681)	$37,486	$18,998	$(674,165)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain forward and option contracts. Certain swap contracts may also be trading on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.7% to 49.0% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co or their affiliates were the counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Funds’ counterparty is an exchange or clearing organization. The Funds continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Fund’s do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 16.1% from $18,019,422 to $15,118,500. This decrease was attributable to the redemptions of 47.0000 General Partner unit equivalents totaling $75,122 and redemptions of 583.9670 Redeemable Units totaling $906,721, coupled with the net loss of $1,919,079. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2013 the net asset value per Unit decreased 8.7% from $1,559.16 to $1,424.14 as compared to a decrease of 2.9% in the third quarter of 2012. The Partnership experienced a net trading loss, before brokerage fees and related fees in the third quarter of 2013 of $1,108,338. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and indices. The Partnership experienced a net trading loss, before brokerage fees and related fees in the third quarter of 2012 of $146,037. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and, were partially offset by gains in currencies and grains.

During the third quarter of 2013, the most significant losses were incurred within the metals sector, primarily during August, from short positions in copper and aluminum futures as prices advanced on signs of increased industrial demand from China. Additional losses in the sector were recorded from short positions in silver futures as prices advanced on increased investor demand for the precious metal as an inflationary hedge. Within the global interest rate sector, losses were incurred in September from short positions in Australian fixed income futures as prices advanced on news the nation’s industrial exports benefitted from a recovery of the Chinese manufacturing base. Additional losses in the sector were recorded in July from short positions in European fixed income futures as prices advanced on indicators the European Central Bank would not curtail its economic stimulus measures. Within the currency sector, losses were recorded in July from long positions in the Colombian peso versus the U.S. dollar as the relative value of the South American nation’s currency fell after comments from Colombian Finance Minister Mauricio Cardenas indicated stimulus measures in that nation may be curtailed. Additional losses were incurred in the sector from long positions in the euro as the value of the European common currency fell against the dollar during August. Losses in the energy sector were incurred primarily during September from long positions in gasoil, gasoline, and crude oil futures as prices declined over concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country. Within the soft commodities markets, losses were incurred in July from short positions in cocoa futures as prices rose on an increase in bean processing in Asia and higher demand. A portion of the Partnership’s losses during the quarter was offset by gains achieved in the global stock index sector from long positions in U.S. equity index futures in July and September as prices increased as the equity markets reacted to news the U.S. Federal Reserve would delay curtailing its stimulus programs.

During the Partnership’s nine months ended September 30, 2013, the net asset value per Unit decreased 11.1% from $1,602.18 to $1,424.14, as compared to a decrease of 8.9% during the nine months ended September 30, 2012. The Partnership experienced a net trading loss, before brokerage fees and related fees during the nine months ended September 30, 2013 of $844,985. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, grains and U.S. and non-U.S. interest rates and were partially offset by gains in livestock, metals, softs and indices. The Partnership experienced a net trading loss, before brokerage fees and related fees during the nine months ended September 30, 2012 of $624,260. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains, U.S. interest rates, livestock, metals, softs and indices, and were partially offset by gains in currencies and non-U.S. interest rates.

During the nine months ended September 30, 2013, the most significant losses were incurred within the energy sector during September from long positions in gasoil, gasoline and crude oil futures as prices fell in reaction to the debate within the U.S. Congress over funding the government. Additional losses were recorded in February from long futures positions in crude oil and its related products as prices fell on concern fuel demand will decline. Within the global interest rate markets, losses were incurred during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Additional losses were recorded in September from short positions in Australian fixed income futures as prices advanced on news the nation’s industrial exports benefitted from a recovery of the Chinese manufacturing base. Within the currency markets, losses were recorded in May from long positions in the Indian rupee versus the U.S. dollar as the value of the Indian currency weakened on concerns of a possible pullback in global fund flows and the country’s external deficit. Currency sector losses were also recorded in June from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the grain markets, losses were recorded primarily during April from short positions in corn and wheat futures as prices advanced amid frigid weather in the U.S. Midwest, which raised the risk of damage to crops emerging from dormancy. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains achieved within the global stock index sector, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment. Long positions in European and U.S. equity index futures were also profitable during May as prices advanced after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the metals complex, gains were recorded during April from short positions in gold and silver futures as priced declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Additional gains in the sector were also recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds’ brokerage accounts during each month was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM/MS&Co. based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days. Interest income for the three and nine months ended September 30, 2013 decreased by $1,869 and $2,967, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2013 decreased by $54,854 and $158,058, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees was due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $21,652 and $55,484, respectively, as compared to the corresponding periods in 2012. The decrease in management fees was due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and nine months ended September 30, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2013		June 30, 2013
Aspect Capital Limited.	$4,177,000	28%	$4,712,645	28%
Altis Partners (Jersey) Limited.	$3,355,935	22%	$3,835,008	23%
Waypoint Capital Management LLC	$3,656,267	24%	$4,080,227	24%
Blackwater Capital Management LLC	$3,929,298	26%	$4,246,954	25%

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

Exchange margin requirements have been used by the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $15,118,500.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$922,558	6.10%
Energy	143,823	0.95%
Grains	172,953	1.14%
Interest Rates U.S.	64,489	0.43%
Interest Rates Non-U.S.	247,162	1.63%
Livestock	41,781	0.28%
Metals	227,409	1.50%
Softs	87,625	0.58%
Indices	634,363	4.20%

Total	$2,542,163	16.81%

As of December 31, 2012, the Partnership’s total capitalization was $18,019,422.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,834,052	10.18%
Energy	92,857	0.51%
Grains	137,880	0.77%
Interest Rates U.S.	112,787	0.63%
Interest Rates Non-U.S.	258,478	1.43%
Livestock	10,949	0.06%
Lumber	964	0.00%*
Metals	188,010	1.04%
Softs	71,484	0.40%
Indices	633,759	3.52%

Total	$3,341,220	18.54%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013 and during the twelve months ended December 31, 2012. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2013, Aspect Master’s total capitalization was $107,026,196. The Partnership owned approximately 4.1% of Aspect Master. As of September 30, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,439,159	5.08%	$7,174,264	$3,886,435	$5,927,089
Energy	789,712	0.74%	1,994,003	458,957	1,450,690
Grains	925,437	0.87%	1,315,867	80,838	951,381
Indices	4,194,668	3.92%	4,194,668	1,159,866	3,421,268
Interest Rates U.S.	325,254	0.30%	805,234	196,780	442,560
Interest Rates Non-U.S.	2,891,923	2.70%	3,714,475	1,822,121	2,826,411
Livestock	135,270	0.13%	224,235	92,036	139,399
Metals	1,973,125	1.84%	3,199,261	894,734	2,041,122
Softs	537,089	0.50%	676,986	463,320	584,814

Total	$17,211,637	16.08%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Altis Master’s total capitalization was $96,772,704. The Partnership owned approximately 3.5% of Altis Master. As of September 30, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,036,999	2.10%	$2,732,916	$1,448,385	$1,945,945
Energy	916,856	0.95%	3,490,181	352,794	1,740,977
Grains	2,724,750	2.81%	3,572,846	584,900	2,737,602
Indices	3,654,279	3.78%	3,654,279	610,945	2,404,390
Interest Rates U.S.	499,329	0.52%	835,813	283,600	542,047
Interest Rates Non -U.S.	1,741,703	1.80%	3,353,969	1,741,703	2,385,811
Livestock	527,175	0.54%	595,924	195,912	434,974
Metals	4,216,707	4.36%	5,141,647	219,248	4,284,318
Softs	1,547,721	1.60%	2,239,463	952,510	1,692,921

Total	$17,865,519	18.46%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Waypoint Master’s total capitalization was $11,966,448. The Partnership owned approximately 30.8% of Waypoint Master. As of September 30, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,689,071	14.11%	$3,977,328	$254,726	$680,930
Energy	63,140	0.53%	63,140	12,900	42,413
Indices	238,964	2.00%	291,592	80,283	168,039
Interest Rates U.S.	80,190	0.67%	80,190	4,500	26,730
Interest Rates Non-U.S.	81,671	0.68%	427,571	11,009	154,081
Softs	38,115	0.32%	47,250	23,250	20,455

Total	$2,191,151	18.31%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Blackwater Master’s total capitalization was $66,033,710. The Partnership owned approximately 6.0% of Blackwater Master. As of September 30, 2013 Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,844,919	2.80%	$1,861,984	$288,643	$1,022,078
Energy	1,005,245	1.52%	1,963,300	182,050	1,335,148
Grains	669,500	1.01%	1,004,600	334,790	678,583
Indices	4,383,393	6.64%	4,522,473	1,318,782	2,841,824
Interest Rates U.S.	152,500	0.23%	152,500	20,900	50,833
Interest Rates Non -U.S.	731,985	1.11%	1,012,581	184,054	554,115
Livestock	297,750	0.45%	297,750	15,000	110,917

Total	$9,085,292	13.76%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	46.4780	1,516.07	N/A	N/A
August 1, 2013 – August 31, 2013	63.0530	1,471.57	N/A	N/A
September 1, 2013 – September 30, 2013	97.6460	1,424.14	N/A	N/A
Total	207.1770	1,459.20

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information - Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 9/20 of 1% (5.4% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Blackwater Master entered into a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 3, 2013. The Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co on or about October 29, 2013.

Item 6. Exhibits

Exhibits:

3.1 — Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(k) to the Form 10-Q filed on August 13, 2013 and incorporated herein by reference).

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

10.9 — Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed herewith)

10.10 — Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed herewith)

31.1   Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herewith)

31.2   Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer). (filed herewith)

32.1   Section 1350 Certification (Certification of President and Director). (filed herewith)

32.2   Section 1350 Certification (Certification of Chief Financial Officer). (filed herewith)

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Loreno
Alice Loreno
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013