Form 10-Q
period 2014-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2014-05-14
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐        No ☑

As of April 30, 2014, 10,027.0098 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$13,665,666	$15,284,306
Cash	71,214	30,712

Total assets	$13,736,880	$15,315,018

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$61,816	$68,918
Management fees	13,000	14,623
Other	83,137	40,715
Redemptions payable	107,119	238,719

Total liabilities	265,072	362,975

Partners’ Capital:
General Partner, 110.9234 unit equilavents outstanding at March 31, 2014 and December 31, 2013	145,715	159,355
Limited Partners, 10,144.3128 and 10,296.8418 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	13,326,093	14,792,688

Total partners’ capital	13,471,808	14,952,043

Total liabilities and partners’ capital	$13,736,880	$15,315,018

Net asset per unit	$1,313.65	$1,436.62

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

March 31, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,064,582	37.59%
CMF Altis Partners Master Fund L.P.	$3,871,636	28.74
Blackwater Master Fund L.P.	$4,729,448	35.11

Total investment in Funds, at fair value	$13,665,666	101.44%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment income:
Interest income from investment in Funds	$874	$2,185

Expenses:
Ongoing selling agent fees	187,705	246,458
Clearing fees	10,350	14,899
Management fees	39,529	72,697
Other	46,607	29,225

Total expenses	284,191	363,279

Net investment income (loss)	(283,317)	(361,094)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	(562,118)	560,043
Change in net unrealized gains (losses) on investments in Funds	(432,978)	(103,044)

Total trading results	(995,096)	456,999

Net income (loss)	(1,278,413)	95,905
Redemptions - Limited Partners	(201,822)	(303,047)
Redemptions - General Partner	—	(75,122)

Net increase (decrease) in Partners’ Capital	(1,480,235)	(282,264)
Partners’ Capital, beginning of period	14,952,043	18,019,422

Partners’ Capital, end of period	$13,471,808	$17,737,158

Net asset value per Unit (10,255.2362 and 11,013.8002 Units outstanding at March 31, 2014 and 2013, respectively)	1,313.65	$1,610.45

Net income (loss) per unit*	(122.97)	$8.27

Weighted average units outstanding	10,366.4235	11,165.6612

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

As of March 31, 2014, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Blackwater Capital Management LLC (“Blackwater”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

During the three months ended March 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the fourth quarter of 2013, Blackwater Master Fund L.P. (“Blackwater Master”) entered into a futures brokerage account agreement with MS&Co, a registered futures commission merchant. Blackwater Master commenced futures trading through accounts at MS&Co on or about October 3, 2013. During the third quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co, a registered futures commission merchant. During the second quarter of 2013, Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Aspect Master and Altis Master commenced futures trading through accounts at MS&Co on or about July 15, 2013 and July 29, 2013, respectively. Aspect Master commenced foreign exchange trading through an account at MS&Co on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 5.4% per year of month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each limited partner of the Partnership (each, a Limited Partner) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses) *	$(114.74)	$17.20
Interest income	0.08	0.19
Expenses **	(8.31)	(9.12)

Increase (decrease) for the period	(122.97)	8.27
Net asset value per unit, beginning of period	1,436.62	1,602.18

Net asset value per unit, end of period	$1,313.65	$1,610.45

*	Includes ongoing selling agent fees and clearing fees.

**	Excludes ongoing selling agent fees and clearing fees.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(8.2)%	(8.2)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees****	(8.2)	(8.2)

Operating expenses	8.2%	8.2%
Incentive fees	—%	—%

Total expenses	8.2%	8.2%

Total return:
Total return before incentive fees	(8.6)%	0.5%
Incentive fees	—%	—%

Total return after incentive fees	(8.6)%	0.5%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The customer agreement among the Partnership, MS&Co and each of the Funds gives, and the customer agreements between the Partnership and CGM and each of the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$13,665,666	$0	$13,665,666	$0

Net fair value	$13,665,666	$0	$13,665,666	$0

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$15,284,306	$0	$15,284,306	$0

Net fair value	$15,284,306	$0	$15,284,306	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5. Investment in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in Aspect Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,015.3206 units of Aspect Master with cash equal to $14,955,106 and a contribution of open commodity futures and forward contracts with a fair value of $1,060,214. Aspect Master permits accounts managed by Aspect using Aspect’s Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2005, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forwards contracts with a fair value of $1,785,785. Altis Master permits accounts managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2010, the assets allocated to Waypoint for trading were invested Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State Of New York. The Partnership purchased 4,959,4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master permitted commodity pools managed by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. On November 30, 2013, the Partnership fully redeemed its investment in Waypoint Master for cash equal to $3,520,485.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $5,000,000. Blackwater Master permits accounts managed by Blackwater using its Global Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2014.

Aspect Master’s, Altis Master’s and Blackwater Master’s (collectively, the “Funds”), trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained by MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds and allocated to their limited partners including the Partnership. All other fees are charged at the Partnership level.

At March 31, 2014, the Partnership owned approximately 6.2%, 5.1% and 8.5% of Aspect Master, Altis Master and Blackwater Master, respectively. At December 31, 2013, the Partnership owned approximately 5.3%, 5.0% and 8.2% of Aspect Master, Altis Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$82,332,268	$56,537	$82,275,731
Altis Master	77,075,312	747,129	76,328,183
Blackwater Master	55,656,259	70,547	55,585,712

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Altis Master	93,798,364	1,680,201	92,118,163
Blackwater Master	63,936,601	610,828	63,325,773

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(80,498)	(4,728,957)	(4,809,455)
Altis Master	(88,817)	(7,819,046)	(7,907,863)
Blackwater Master	(23,138)	(4,034,100)	(4,057,238)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(70,209)	$3,619,206	$3,548,997
Altis Master	(143,123)	3,324,078	3,180,955
Waypoint Master	(33,502)	380,864	347,362
Blackwater Master	(30,604)	1,951,934	1,921,330

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Commissions	Other	(Loss)
Aspect Master	37.59%	5,064,582	(268,163)	3,452	1,547	(273,162)	Commodity Portfolio	Monthly
Altis Master	28.74%	3,871,636	(393,662)	4,093	662	(398,417)	Commodity Portfolio	Monthly
Blackwater Master	35.11%	4,729,448	(332,397)	2,805	1,975	(337,177)	Commodity Portfolio	Monthly

Total		$13,665,666	$(994,222)	$10,350	$4,184	$(1,008,756)

	December 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	36.54%	$5,464,202	$133,036	$2,304	$882	$129,850	Commodity Portfolio	Monthly
Altis Master	30.71%	4,592,354	109,880	4,479	842	104,559	Commodity Portfolio	Monthly
Waypoint Master	—	—	98,822	3,910	5,010	89,902	Commodity Portfolio	Monthly
Blackwater Master	34.97%	5,227,750	117,446	4,206	1,476	111,764	Commodity Portfolio	Monthly

Total		$15,284,306	$459,184	$14,899	$8,210	$436,075

Global Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain forward and option contracts. Certain swap contracts may also be trading on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.1% to 21.3% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds had credit risk and concentration risk during the reporting period and in prior periods included in this report as CGM and/or MS&Co or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co. the Funds’ counterparty is an exchange or clearing organization. The Funds continue to be subject to such risks with respect to MS&Co.

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

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted, Accounting Standards Update (“ASU 2013-08”), “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Fund’s do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 9.9% from $14,952,043 to $13,471,808. This decrease was attributable to the redemptions of 152.5290 Redeemable Units totaling $201,822, coupled with the net loss of $1,278,413. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014 the net asset value per Unit decreased 8.6% from $1,436.62 to $1,313.65 as compared to an increase of 0.5% in the first quarter of 2013. The Partnership experienced a net trading loss, before fees and expenses in the first quarter of 2014 of $995,096. Losses were primarily attributable to the Fund’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies and livestock. The Partnership experienced a net trading gain, before fees and expenses in the first quarter of 2013 of $456,999. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, livestock, metals, softs and indices and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates.

During the first quarter, the Partnership posted a loss in Net Asset Value per Unit as trading losses in the global stock index, energy, metals, and global interest rate markets more than offset trading gains in the agricultural and currency sectors. The most significant losses were incurred within the global stock index sector, primarily during January, from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses in the sector were incurred during March from long positions in Asian equity index futures as prices fell amid concern a weakening Chinese manufacturing base would curtail the region’s economic output. Within the energy markets, losses were experienced during January from long positions in crude oil and its related products as prices dropped sharply during the first half of the month due to an increase in production from Libya. Additional losses were incurred during March from long positions in crude oil and its related products as prices declined during the first half of the month on reports of higher-than-expected inventory levels in the U.S. Losses within the metals sector were experienced primarily during February due to short positions in aluminum futures as prices advanced after a report showed China’s new credit increased to a record during January, boosting demand prospects for industrial metals. Additional losses within the metals sector were incurred during January from long positions in copper futures as weakening manufacturing reports from Asia reduced demand for the industrial metal, thus pushing prices lower. Within the global interest rate markets, losses were recorded during January from short futures positions in U.S. Treasury notes and British Long Gilt as prices advanced as investors sought the safety of fixed income instruments amid growing global uncertainties. Further losses in the sector were incurred during March from long positions in U.S. Treasury note futures as prices declined after comments made by newly appointed Federal Reserve Chair Janet Yellen indicated the Fed may raise interest rates in the near future. A portion of the Partnership’s losses for the quarter was offset by trading gains achieved within the agricultural complex during February and March from long positions in lean hog futures as prices moved higher on concerns U.S. pig herds would not be sufficient to meet current world demand. Additional gains were achieved during January from long positions in live cattle futures as prices moved higher over concerns of supply shortfalls in the U.S. Within the currency sector, gains were achieved during March due to long positions in Brazilian real versus the U.S. dollar after the value of the real increased following central bank stimulus measures which caused an inflow of foreign capital into the South American nation. Additional gains were recorded during February from long positions in the British pound, Swiss franc, and euro versus the U.S. dollar as the relative value of these European currencies strengthened against the U.S. currency.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in each of the Funds’ brokerage accounts during each month was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days or at the monthly average of the 4-week U.S Treasury bill rate. Interest income for the three months ended March 31, 2014 decreased by $1,311, as compared to the corresponding period in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co has control.

Selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Selling agent fees for the three months ended March 31, 2014 decreased by $58,753, as compared to the corresponding period in 2013. The decrease in brokerage fees was due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014, decreased by $4,549, as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $33,168, as compared to the corresponding period in 2013. The decrease in management fees was due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three months ended March 31, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2014		December 31, 2013
Aspect Capital Limited.	$5,039,291	37%	$5,437,526	36%
Altis Partners (Jersey) Limited.	$3,839,786	29%	$4,318,245	29%
Blackwater Capital Management LLC	$4,592,731	34%	$5,196,272	35%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Partnership’s total capitalization was $13,471,808.

March 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$682,116	5.06%
Energy	124,836	0.93%
Grains	120,775	0.90%
Interest Rates U.S.	28,915	0.21%
Interest Rates Non-U.S.	187,268	1.39%
Livestock	37,731	0.28%
Metals	352,151	2.61%
Softs	79,790	0.59%
Indices	402,398	2.99%

Total	$2,015,980	14.96%

As of December 31, 2013, the Partnership’s total capitalization was $14,952,043.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$673,314	4.50%
Energy	192,078	1.28%
Grains	283,499	1.90%
Interest Rates U.S.	108,637	0.73%
Interest Rates Non-U.S.	394,750	2.64%
Livestock	48,445	0.32%
Metals	399,337	2.67%
Softs	79,174	0.53%
Indices	512,324	3.43%

Total	$2,691,558	18.00%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended March 31, 2014 and during the twelve months ended December 31, 2013. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2014, Aspect Master’s total capitalization was $82,275,731. The Partnership owned approximately 6.2% of Aspect Master. As of March 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,910,007	8.40%	$8,988,668	$6,002,252	$7,591,331
Energy	1,087,405	1.32%	2,217,050	419,448	1,465,051
Grains	362,429	0.44%	1,084,329	362,429	660,626
Indices	2,879,823	3.50%	3,786,974	2,333,169	3,141,378
Interest Rates U.S.	93,537	0.11%	802,798	88,708	245,704
Interest Rates Non-U.S.	1,613,422	1.96%	3,729,772	1,510,450	2,350,732
Livestock	189,473	0.23%	217,350	72,563	179,550
Metals	1,116,928	1.36%	1,569,663	1,022,631	1,235,653
Softs	425,132	0.52%	478,791	299,484	401,134

Total	$14,678,156	17.84%

*	Average of month-end Values at Risk.

As of December 31, 2013, Aspect Master’s total capitalization was $102,310,549. The Partnership owned approximately 5.3% of Aspect Master. As of December 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2013

			December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,074,032	7.89%	$10,780,103	$67,390	$7,332,185
Energy	1,210,979	1.18%	2,869,850	458,957	1,477,925
Grains	1,084,329	1.06%	1,315,867	80,838	897,343
Indices	3,403,187	3.33%	4,335,369	1,159,866	3,389,186
Interest Rates U.S.	682,636	0.67%	805,234	118,357	431,818
Interest Rates Non-U.S.	3,296,581	3.22%	4,524,738	863,953	2,810,624
Livestock	75,938	0.07%	219,100	36,925	148,985
Metals	1,246,907	1.22%	3,199,261	734,739	2,161,501
Softs	478,791	0.47%	884,459	367,449	603,860

Total	$19,553,380	19.11%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Altis Master’s total capitalization was $76,328,183. The Partnership owned approximately 5.1% of Altis Master. As of March 31, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,210,907	1.59%	$1,889,702	$897,120	1,115,875
Energy	599,283	0.79%	2,075,884	599,283	1,236,237
Grains	1,460,654	1.91%	3,309,847	1,159,058	1,759,540
Indices	3,404,128	4.46%	4,747,619	1,575,007	3,646,814
Interest Rates U.S.	297,240	0.39%	1,592,113	185,336	732,655
Interest Rates Non-U.S.	763,594	1.00%	2,147,638	763,594	1,006,057
Livestock	509,490	0.67%	636,728	349,076	505,643
Metals	4,399,127	5.76%	4,399,127	1,977,681	3,095,794
Softs	1,047,677	1.37%	1,336,257	726,615	980,068

Total	$13,692,100	17.94%

*	Average of month-end Values at Risk.

As of December 31, 2013, Altis Master’s total capitalization was $92,118,163. The Partnership owned approximately 5.0% of Altis Master. As of December 31, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2013

			December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,889,702	2.05%	$3,262,183	$1,086,832	$2,035,100
Energy	1,746,745	1.90%	3,490,181	352,794	1,608,526
Grains	3,309,847	3.59%	3,572,846	584,900	2,114,477
Indices	1,862,430	2.02%	5,629,558	610,945	2,904,403
Interest Rates U.S.	374,179	0.41%	1,814,375	97,248	407,842
Interest Rates Non -U.S.	2,083,654	2.26%	3,353,969	568,721	2,072,859
Livestock	371,993	0.40%	775,238	134,110	478,816
Metals	3,839,916	4.17%	6,827,422	219,248	9,104
Softs	1,075,961	1.17%	2,338,466	952,510	3,716,633

Total	$16,554,427	17.97%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Blackwater Master’s total capitalization was $55,585,712. The Partnership owned approximately 8.5% of Blackwater Master. As of March 31, 2014 Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,258,107	4.06%	$2,771,351	$723,783	$2,283,180
Energy	315,920	0.57%	525,965	145,751	407,319
Grains	280,125	0.51%	938,926	197,377	421,000
Indices	591,042	1.06%	3,462,814	591,042	1,238,027
Interest Rates U.S.	93,610	0.17%	655,463	93,610	241,633
Interest Rates Non -U.S.	568,152	1.02%	1,412,783	568,152	788,107
Metals	688,781	1.24%	2,895,022	550,310	1,633,575

Total	$4,795,737	8.63%

*	Average of month-end Values at Risk.

As of December 31, 2013, Blackwater Master’s total capitalization was $63,325,773. The Partnership owned approximately 8.2% of Blackwater Master. As of December 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,305	2.91%	$4,682,024	$288,643	$1,519,891
Energy	494,616	0.78%	2,022,000	56,625	831,779
Grains	738,262	1.17%	1,421,500	194,600	630,543
Indices	2,912,606	4.60%	4,710,210	1,221,043	3,016,332
Interest Rates U.S.	655,463	1.03%	655,463	20,900	231,447
Interest Rates Non -U.S.	1,412,783	2.23%	1,674,803	186,215	928,368
Livestock	314,888	0.50%	401,963	15,000	154,801
Metals	1,722,627	2.72%	2,838,178	56,320	998,173

Total	$10,091,550	15.94%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	53.0390	1,334.03	N/A	N/A
February 1, 2014 – February 28, 2014	17.9470	1,334.30	N/A	N/A
March 1, 2014 – March 31, 2014	81.5430	1,313.65	N/A	N/A
Total	152.5290	1,323.17

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information - None.

Item 6. Exhibits

Exhibits:

3.1 — Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(k) to the Quarterly Report on Form 10-Q filed on August 13, 2013 and incorporated herein by reference).

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

10.3 — Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Annual Report on Form 10-K filed on March 28, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited, from June 30, 2013 to June 30, 2014, (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.4 — Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Quarterly Report on Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, from June 30, 2013 to June 30, 2014, (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.5 — Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated September 29, 2008 (filed as Exhibit 10.23 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC, from June 30, 2013 to June 30, 2014, (filed as Exhibit 10.7A to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6 — Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein be reference).

(a)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated December 1, 2013 (filed herewith).

(b)	Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, from June 30, 2013 to June 30, 2014, (filed as Exhibit 10.8A to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9 — Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed November 14, 2013 and incorporated herein by reference)

(a)	Amendment to the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.10 — Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed November 14, 2013 and incorporated herein by reference)

31.1   Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director). (filed herewith)

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

Date: May 14, 2014

By:	/s/ Alice Loreno
Alice Loreno
Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014