Form 10-Q
period 2014-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2014-08-13
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐        No ☑

As of July 31, 2014, 9,702.4668 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$13,905,940	$15,284,306
Cash	28,585	30,712

Total assets	$13,934,525	$15,315,018

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$33,675	$68,918
Management fees	13,398	14,623
Other	40,159	40,715
Redemptions payable	249,127	238,719

Total liabilities	336,359	362,975

Partners’ Capital:
General Partner, 110.9234 unit equilavents outstanding at June 30, 2014 and December 31, 2013	152,809	159,355
Limited Partners, 9,759.9258 and 10,296.8418 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	13,445,357	14,792,688

Total partners’ capital	13,598,166	14,952,043

Total liabilities and partners’ capital	$13,934,525	$15,315,018

Net asset per unit	$1,377.61	$1,436.62

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

June 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,284,762	38.86%
CMF Altis Partners Master Fund L.P.	$4,079,395	30.00
Blackwater Master Fund L.P.	$4,541,783	33.40

Total investment in Funds, at fair value	$13,905,940	102.26%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$453	$823	$1,327	$3,008

Expenses:
Ongoing selling agent fees	99,594	236,535	287,299	482,991
Clearing fees	9,618	12,926	19,968	27,827
Management fees	39,413	67,882	78,942	140,579
Other	51,002	50,797	97,609	80,022

Total expenses	199,627	368,140	483,818	731,419

Net investment income (loss)	(199,174)	(367,317)	(482,491)	(728,411)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	820,622	(519,862)	258,504	40,181
Change in net unrealized gains (losses) on investments in Funds	24,110	326,216	(408,868)	223,172

Total trading results	844,732	(193,646)	(150,364)	263,353

Net income (loss)	645,558	(560,963)	(632,855)	(465,058)
Redemptions - Limited Partners	(519,200)	(301,361)	(721,022)	(604,408)
Redemptions - General Partner	0	0	0	(75,122)

Net increase (decrease) in Partners’ Capital	126,358	(862,324)	(1,353,877)	(1,144,588)
Partners’ Capital, beginning of period	13,471,808	17,737,158	14,952,043	18,019,422

Partners’ Capital, end of period	$13,598,166	$16,874,834	$13,598,166	$16,874,834

Net asset value per Unit (9,870.8492 and 10,823.0372 Units outstanding at June 30, 2014 and 2013, respectively)	$1,377.61	$1,559.16	$1,377.61	$1,559.16

Net income (loss) per unit*	$63.96	$(51.29)	$(59.01)	$(43.02)

Weighted average units outstanding	10,148.2862	10,950.6812	10,257.3549	11,058.1712

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company (the “General Partner”), acts as the general partner and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2014, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Blackwater Capital Management LLC (“Blackwater”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

During the six months ended June 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the fourth quarter of 2013, Blackwater Master Fund L.P. (“Blackwater Master”) entered into a futures brokerage account agreement with MS&Co. Blackwater Master commenced futures trading through accounts at MS&Co. on or about October 3, 2013. During the third quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co. During the second quarter of 2013, Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Aspect Master and Altis Master commenced futures trading through accounts at MS&Co. on or about July 15, 2013 and July 29, 2013, respectively. Aspect Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$72.82	$(40.53)	$(41.92)	$(23.33)
Interest income	0.04	0.08	0.12	0.27
Expenses **	(8.90)	(10.84)	(17.21)	(19.96)

Increase (decrease) for the period	63.96	(51.29)	(59.01)	(43.02)
Net asset value per unit, beginning of period	1,313.65	1,610.45	1,436.62	1,602.18

Net asset value per unit, end of period	$1,377.61	$1,559.16	$1,377.61	$1,559.16

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $83.59, $(17.74), $(12.05) and $22.86, respectively.

**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(19.67), $(33.63), $(47.08), $(66.15) and respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(5.9)%	(8.5)%	(7.1)%	(8.3)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(5.9)	(8.5)	(7.1)	(8.3)

Operating expenses	5.9%	8.5%	7.1%	8.4%
Incentive fees	—%	—%	—%	—%

Total expenses	5.9%	8.5%	7.1%	8.4%

Total return:
Total return before incentive fees	4.9%	(3.2)%	(4.1)%	(2.7)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	4.9%	(3.2)%	(4.1)%	(2.7)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The customer agreement among the Partnership, MS&Co. and each of the Funds gives, and the customer agreements between the Partnership and CGM and each of the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s ownership of the Funds.

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$13,905,940	$0	$13,905,940	$0

Net fair value	$13,905,940	$0	$13,905,940	$0

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$15,284,306	$0	$15,284,306	$0

Net fair value	$15,284,306	$0	$15,284,306	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The General Partner of the Funds is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2014.

Aspect Master’s, Altis Master’s and Blackwater Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. References to the “Funds” included in this report may include, as relevant, Waypoint Master. During the six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained by MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

At June 30, 2014, the Partnership owned approximately 8.2%, 6.0% and 12.1% of Aspect Master, Altis Master and Blackwater Master, respectively. At December 31, 2013, the Partnership owned approximately 5.3%, 5.0% and 8.2% of Aspect Master, Altis Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$64,593,404	$5,313	$64,588,091
Altis Master	68,463,142	407,859	68,055,283
Blackwater Master	38,061,343	444,806	37,616,537

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Altis Master	93,798,364	1,680,201	92,118,163
Blackwater Master	63,936,601	610,828	63,325,773

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(53,633)	4,147,774	4,094,141
Altis Master	(84,661)	4,570,273	4,485,612
Blackwater Master	(24,208)	2,304,526	2,280,318

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(134,131)	(581,183)	(715,314)
Altis Master	(173,478)	(3,248,773)	(3,422,251)
Blackwater Master	(47,346)	(1,729,574)	(1,776,920)

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(90,150)	$(2,410,204)	$(2,500,354)
Altis Master	(156,647)	4,569,389	4,412,742
Waypoint Master	(32,298)	(533,681)	(565,979)
Blackwater Master	(28,472)	(2,035,898)	(2,064,370)

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(160,359)	$1,209,002	$1,048,643
Altis Master	(299,770)	7,893,467	7,593,697
Waypoint Master	(65,800)	(152,817)	(218,617)
Blackwater Master	(59,076)	(83,964)	(143,040)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Commissions	Other	(Loss)
Aspect Master	38.86%	$5,284,762	$305,372	$2,547	$1,637	$301,188	Commodity Portfolio	Monthly
Altis Master	30.00%	4,079,395	276,211	3,511	1,466	271,234	Commodity Portfolio	Monthly
Blackwater Master	33.40%	4,541,783	263,602	3,560	2,775	257,267	Commodity Portfolio	Monthly

Total		$13,905,940	$845,185	$9,618	$5,878	$829,689

	June 30, 2014		For the six months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	38.86%	$5,284,762	$37,210	$5,999	$3,184	$28,027	Commodity Portfolio	Monthly
Altis Master	30.00%	4,079,395	(117,452)	7,604	2,128	(127,184)	Commodity Portfolio	Monthly
Blackwater Master	33.40%	4,541,783	(68,795)	6,365	4,750	(79,910)	Commodity Portfolio	Monthly

Total		$13,905,940	$(149,037)	$19,968	$10,062	$(179,067)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	December 31, 2013		For the three months ended June 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	36.54%	$5,464,202	$(92,281)	$2,858	$772	$(95,911)	Commodity Portfolio	Monthly
Altis Master	30.71%	4,592,354	155,321	4,765	773	149,783	Commodity Portfolio	Monthly
Waypoint Master	—	—	(136,384)	3,249	5,225	(144,858)	Commodity Portfolio	Monthly
Blackwater Master	34.97%	5,227,750	(119,479)	2,059	2,419	(123,957)	Commodity Portfolio	Monthly

Total		$15,284,306	$(192,823)	$12,931	$9,189	$(214,943)

	December 31, 2013		For the six months ended June 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other	(Loss)
Aspect Master	36.54%	$5,464,202	$40,755	$5,162	$1,654	$33,939	Commodity Portfolio	Monthly
Altis Master	30.71%	4,592,354	265,201	9,244	1,615	254,342	Commodity Portfolio	Monthly
Waypoint Master	—	—	(37,562)	7,159	10,235	(54,956)	Commodity Portfolio	Monthly
Blackwater Master	34.97%	5,227,750	(2,033)	6,265	3,895	(12,193)	Commodity Portfolio	Monthly

Total		$15,284,306	$266,361	$27,830	$17,399	$221,132

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain forward and option contracts. Certain swap contracts may also be trading on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 14.9% to 21.9% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds had credit risk and concentration risk during the reporting period and in prior periods included in this report as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co. the Funds’ counterparty is an exchange or clearing organization. The Funds continue to be subject to such risks with respect to MS&Co.

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

June 30, 2014

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Fund’s do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 9.1% from $14,952,043 to $13,598,166. This decrease was attributable to the redemptions of 536.9160 Redeemable Units totaling $721,022, coupled with the net loss of $632,855. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per Unit increased 4.9% from $1,313.65 to $1,377.61 as compared to a decrease of 3.2% in the second quarter of 2013. The Partnership experienced a net trading gain, before fees and expenses in the second quarter of 2014 of $844,732. Gains were primarily attributable to the Fund’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, indices, currencies and livestock and were partially offset by losses in grains, metals and softs. The Partnership experienced a net trading loss, before fees and expenses in the second quarter of 2013 of $193,646. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, currencies and softs, and were partially offset by gains in metals, indices and U.S. interest rates.

The most significant gains were achieved within the global stock index sector during June from long positions in U.S. equity index futures as prices advanced as indicators of higher manufacturing output signaled renewed economic strength in the U.S. Additional gains were recorded during May from long positions in U.S., European, and Asian equity index futures. Within the global interest rates sector, gains were achieved during May from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures. Additional gains in this sector during May were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the agricultural markets, gains were experienced during June from long positions in cattle futures as increased beef demand combined with U.S. farm herds being at reduced levels due to droughts in Texas and California boosted prices. Gains in this sector were also recorded during April from long positions in the soybean complex as prices advanced amid speculation drought conditions in Brazil would curtail global supplies. Within the energy markets, gains were recorded primarily during June from long positions in crude oil and its related contracts as prices rallied on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East. Gains in the currency markets were achieved during June from long positions in the Australian dollar and the New Zealand dollar versus the U.S. dollar as the relative value of the currencies moved higher amid speculation the Pacific nations’ central banks would move to raise interest rates during June. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during April and May from short positions in aluminum futures as prices moved higher after reports showed U.S. durable goods orders unexpectedly advanced and amid investor concern that sanctions against Russia could limit exports of the industrial metal.

During the Partnership’s six months ended June 30, 2014 the net asset value per unit decreased 4.1% from $1,436.62 to $1,377.61 as compared to a decrease of 2.7% during the six months ended June 30, 2013. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2014 of $150,364. Losses were primarily attributable to the Fund’s trading of commodity futures in energy, grains, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain, through its investments in the Funds, before fees and expenses for the six months ended June 30, 2013 of $263,353. Gains were primarily attributable to the trading by the Funds of commodity futures in metals, softs, and livestock and were partially offset by losses in U.S. and non-U.S. interest rates, currencies, energy and grains.

The most significant losses were incurred within the metals markets during February from short positions in aluminum futures as prices advanced after a report showed China’s new credit increased to a record during the previous month, boosting demand prospects for industrial metals. Additional losses in the metals sector were experienced during January from long positions in copper futures as weakening global manufacturing reports reduced demand for the industrial metal, thus pushing prices lower. Within the energy markets, losses were incurred during January from long positions in crude oil and its related products during the first half of the month as prices dropped sharply due to an increase in production from Libya. Additional losses were incurred later in the month from short positions as prices rebounded off their mid-month low. Losses in the energy sector were also experienced during March due to long positions in crude oil and its related products as prices declined during the first half of the month on reports of higher-than-expected inventory levels in the U.S. Within the global stock index sector, losses were recorded primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the agricultural markets during June from long positions in cattle futures as increased beef demand combined with U.S. farm herds being at reduced levels due to droughts in Texas and California boosted prices. Additional gains were achieved during January from short positions in wheat futures as prices declined after the release of a report by the U.S. Department of Agriculture indicated wheat stockpiles in the U.S. could reach record levels in 2014. Within the global interest rate sector, gains were recorded during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury bond futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Gains in the currency markets were experienced during June from long positions in the Australian dollar and the New Zealand dollar versus the U.S. dollar as the relative value of the currencies moved higher amid speculation the Pacific nations’ central banks would move to raise interest rates during June.

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

During the reporting period, interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of the Fund’s) average daily equity maintained in cash during each month was earned at a 30- day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S Treasury bill maturing in 30 days or at the monthly average of the 4-week U.S Treasury bill rate, as applicable. Interest income for the three and six months ended June 30, 2014 decreased by $370 and $1,681, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing agent fees for the three and six months ended June 30, 2014 decreased by $136,941 and $195,692, respectively, as compared to the corresponding periods in 2013. This decrease was due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013 and also a reduction in the monthly ongoing selling agent fees rate.

Certain clearing fees are based on the number of trades executed by the Advisors for the Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2014 decreased by $3,308 and $7,859, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $28,469 and $61,637, respectively, as compared to the corresponding periods in 2013. The decrease in management fees was due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and six months ended June 30, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2014		March 31, 2014
Aspect Capital Limited.	$5,269,291	39%	$5,039,291	37%
Altis Partners (Jersey) Limited.	$4,054,979	30%	$3,839,786	29%
Blackwater Capital Management LLC	$4,273,896	31%	$4,592,731	34%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Partnership’s total capitalization was $13,598,166.

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$655,518	4.82%
Energy	223,523	1.64%
Grains	61,994	0.46%
Interest Rates U.S.	78,046	0.57%
Interest Rates Non-U.S.	228,961	1.68%
Livestock	39,539	0.29%
Metals	330,300	2.43%
Softs	68,375	0.50%
Indices	608,606	4.48%

Total	$2,294,862	16.87%

As of December 31, 2013, the Partnership’s total capitalization was $14,952,043.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$673,314	4.50%
Energy	192,078	1.28%
Grains	283,499	1.90%
Interest Rates U.S.	108,637	0.73%
Interest Rates Non-U.S.	394,750	2.64%
Livestock	48,445	0.32%
Metals	399,337	2.67%
Softs	79,174	0.53%
Indices	512,324	3.43%

Total	$2,691,558	18.00%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014 and during the twelve months ended December 31, 2013. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2014, Aspect Master’s total capitalization was $64,588,091. The Partnership owned approximately 8.2% of Aspect Master. As of June 30, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,487,995	6.94%	$7,046,577	$4,216,734	$5,145,270
Energy	669,185	1.04%	1,158,421	399,915	766,234
Grains	411,780	0.64%	419,972	259,053	356,807
Indices	1,820,632	2.82%	2,695,539	1,796,709	2,073,227
Interest Rates U.S.	330,545	0.51%	535,337	81,696	335,330
Interest Rates Non-U.S.	1,826,259	2.83%	1,976,286	1,345,554	1,774,947
Livestock	91,740	0.14%	178,673	89,650	119,488
Metals	621,582	0.96%	1,189,700	534,577	749,828
Softs	212,647	0.33%	391,696	169,885	249,606

Total	$10,472,365	16.21%

*	Average of month-end Values at Risk.

As of December 31, 2013, Aspect Master’s total capitalization was $102,310,549. The Partnership owned approximately 5.3% of Aspect Master. As of December 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of June 30, 2014, Altis Master’s total capitalization was $68,055,283. The Partnership owned approximately 6.0% of Altis Master. As of June 30, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,141,799	3.15%	$2,141,799	$839,438	$1,499,476
Energy	2,092,426	3.07%	2,231,160	540,013	1,970,184
Grains	319,400	0.47%	1,601,141	319,400	858,341
Indices	3,729,457	5.48%	3,762,643	2,045,721	2,930,003
Interest Rates U.S.	43,327	0.06%	692,115	43,327	247,851
Interest Rates Non-U.S.	511,621	0.75%	1,027,677	159,067	606,441
Livestock	413,820	0.61%	521,033	350,790	413,433
Metals	2,338,654	3.44%	4,304,368	1,913,732	3,027,803
Softs	848,970	1.25%	1,019,500	672,470	922,323

Total	$12,439,474	18.28%

*	Average of month-end Values at Risk.

As of December 31, 2013, Altis Master’s total capitalization was $92,118,163. The Partnership owned approximately 5.0% of Altis Master. As of December 31, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of June 30, 2014, Blackwater Master’s total capitalization was $37,616,537. The Partnership owned approximately 12.1% of Blackwater Master. As of June 30, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,314,008	3.49%	$3,189,941	$1,314,008	$1,667,476
Energy	356,235	0.95%	658,814	301,110	443,909
Grains	74,910	0.20%	351,000	74,910	108,180
Indices	1,946,669	5.17%	2,688,113	736,326	1,243,009
Interest Rates U.S.	399,520	1.06%	651,970	85,470	386,467
Interest Rates Non -U.S.	400,915	1.07%	720,013	400,915	483,502
Livestock	59,400	0.16%	71,280	59,400	19,800
Metals	1,148,852	3.05%	1,334,812	349,058	880,823

Total	$5,700,509	15.15%

*	Average of month-end Values at Risk.

As of December 31, 2013, Blackwater Master’s total capitalization was $63,325,773. The Partnership owned approximately 8.2% of Blackwater Master. As of December 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2013

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,305	2.91%	$4,682,024	$288,643	$1,519,891
Energy	494,616	0.78%	2,022,000	56,625	831,779
Grains	738,262	1.17%	1,421,500	194,600	630,543
Indices	2,912,606	4.60%	4,710,210	1,221,043	3,016,332
Interest Rates U.S.	655,463	1.03%	655,463	20,900	231,447
Interest Rates Non -U.S.	1,412,783	2.23%	1,674,803	186,215	928,368
Livestock	314,888	0.50%	401,963	15,000	154,801
Metals	1,722,627	2.72%	2,838,178	56,320	998,173

Total	$10,091,550	15.94%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as updated by the partnership’s quarterly report in Form 10-Q for the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	117.3030	1,322.02	N/A	N/A
May 1, 2014 – May 31, 2014	86.2440	1,333.38	N/A	N/A
June 1, 2014 – June 30, 2014	180.8400	1,377.61	N/A	N/A
	384.3870	1,350.72

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information — Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 2.9% to an annual rate of 2.0%. As of the same date, the Partnership will Begin paying an administrative fee to the General Partner at an annual rate of 0.9%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

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

(a)	Amendment No. 1 to the Limited Partnership Agreement, dated August 8, 2014 (filed herewith).

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

(a)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated December 1, 2013 (filed as Exhibit 10.6(a) to the Quartely Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(b)	Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, from June 30, 2013 to June 30, 2014, (filed as Exhibit 10.8A to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9 — Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 14, 2013 and incorporated herein by reference)

(a)	Amendment to the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(b)	Amendment to the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014