Form 10-Q
period 2014-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2014-11-13
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐        No ☑

As of October 31, 2014, 9,256.8358 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$14,258,918	$15,284,306
Cash	48,995	30,712

Total assets	$14,307,913	$15,315,018

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$34,577	$68,918
Management fees	13,821	14,623
Other	61,815	40,715
Redemptions payable to General Partner	15,184	—
Redemptions payable to Limited Partners	330,255	238,719

Total liabilities	455,652	362,975

Partners’ Capital:
General Partner, 100.5634 and 110.9234 unit equivalents outstanding at September 30, 2014 and December 31, 2013	147,383	159,355
Limited Partners, 9,351.1848 and 10,296.8418 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	13,704,878	14,792,688

Total partners’ capital	13,852,261	14,952,043

Total liabilities and partners’ capital	$14,307,913	$15,315,018

Net asset per unit	$1,465.58	$1,436.62

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

September 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,387,251	38.89%
CMF Altis Partners Master Fund L.P.	4,337,717	31.32
Blackwater Master Fund L.P.	4,533,950	32.73

Total investment in Funds, at fair value	$14,258,918	102.94%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$351	$604	$1,678	$3,612

Expenses:
Ongoing selling agent fees	100,872	216,094	388,171	699,082
Clearing fees	10,048	11,072	30,016	38,902
Management fees	40,171	58,852	119,113	199,431
Other	57,387	60,269	154,996	140,291

Total expenses	208,478	346,287	692,296	1,077,706

Net investment income (loss)	(208,127)	(345,683)	(690,618)	(1,074,094)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	885,806	(179,544)	1,144,310	(139,363)
Change in net unrealized gains (losses) on investments in Funds	177,447	(928,794)	(231,421)	(705,622)

Total trading results	1,063,253	(1,108,338)	912,889	(844,985)

Net income (loss)	855,126	(1,454,021)	222,271	(1,919,079)
Redemptions - Limited Partners	(585,847)	(302,313)	(1,306,869)	(906,721)
Redemptions - General Partner	(15,184)	—	(15,184)	(75,122)

Net increase (decrease) in Partners’ Capital	254,095	(1,756,334)	(1,099,782)	(2,900,922)
Partners’ Capital, beginning of period	13,598,166	16,874,834	14,952,043	18,019,422

Partners’ Capital, end of period	$13,852,261	$15,118,500	$13,852,261	$15,118,500

Net asset value per Unit (9,451.7482 and 10,615.8602 Units outstanding at September 30, 2014 and 2013, respectively)	$1,465.58	$1,424.14	$1,465.58	$1,424.14

Net income (loss) per unit*	$87.97	$(135.02)	$28.96	$(178.04)

Weighted average units outstanding	9,790.5629	10,711.0342	10,101.7575	10,962.4589

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company (the “General Partner”), acts as the general partner and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 30, 2014, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Blackwater Capital Management LLC (“Blackwater”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

During the nine months ended September 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 5.4% per year of month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to an annual rate of 2.0%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$97.90	$(124.01)	$55.98	$(147.34)
Interest income	0.03	0.05	0.15	0.32
Expenses **	(9.96)	(11.06)	(27.17)	(31.02)

Increase (decrease) for the period	87.97	(135.02)	28.96	(178.04)
Net asset value per unit, beginning of period	1,377.61	1,559.16	1,436.62	1,602.18

Net asset value per unit, end of period	$1,465.58	$1,424.14	$1,465.58	$1,424.14

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $109.23, $(102.93), $97.18 and $(80.07), respectively.

**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(21.29), $(32.14), $(68.37), $(98.29) and respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(6.1)%	(8.6)%	(6.7)%	(8.4)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(6.1)	(8.6)	(6.7)	(8.4)%

Operating expenses	6.1%	8.6%	6.8%	8.4%
Incentive fees	—%	—%	—%	—%

Total expenses	6.1%	8.6%	6.8%	8.4%

Total return:
Total return before incentive fees	6.4%	(8.7)%	2.0%	(11.1)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	6.4%	(8.7)%	2.0%	(11.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,258,918	$0	$14,258,918	$0

Net fair value	$14,258,918	$0	$14,258,918	$0

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$15,284,306	$0	$15,284,306	$0

Net fair value	$15,284,306	$0	$15,284,306	$0

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2014.

Aspect Master’s, Altis Master’s and Blackwater Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. References to the “Funds” included in this report may include, as relevant, Waypoint Master. During the nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained by MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

At September 30, 2014, the Partnership owned approximately 9.5%, 7.0% and 16.8% of Aspect Master, Altis Master and Blackwater Master, respectively. At December 31, 2013, the Partnership owned approximately 5.3%, 5.0% and 8.2% of Aspect Master, Altis Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$57,012,498	$582,943	$56,429,555
Altis Master	62,268,290	32,765	62,235,525
Blackwater Master	27,337,271	370,501	26,966,770

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Altis Master	93,798,364	1,680,201	92,118,163
Blackwater Master	63,936,601	610,828	63,325,773

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(73,201)	$3,932,169	$3,858,968
Altis Master	(91,952)	4,221,875	4,129,923
Blackwater Master	(14,963)	2,462,046	2,447,083

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(207,332)	$3,350,986	$3,143,654
Altis Master	(265,430)	973,102	707,672
Blackwater Master	(62,309)	732,472	670,163

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(66,230)	$(7,692,184)	$(7,758,414)
Altis Master	(131,613)	(11,456,410)	(11,588,023)
Waypoint Master	(28,980)	(764,582)	(793,562)
Blackwater Master	(20,014)	(2,708,600)	(2,728,614)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(226,589)	$(6,483,182)	$(6,709,771)
Altis Master	(431,383)	(3,562,943)	(3,994,326)
Waypoint Master	(94,780)	(917,399)	(1,012,179)
Blackwater Master	(79,090)	(2,792,564)	(2,871,654)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other	(Loss)
Aspect Master	38.89%	$5,387,251	$360,352	$3,206	$3,300	$353,846	Commodity Portfolio	Monthly
Altis Master	31.32%	4,337,717	321,400	3,805	2,284	315,311	Commodity Portfolio	Monthly
Blackwater Master	32.73%	4,533,950	381,852	3,037	3,503	375,312	Commodity Portfolio	Monthly

Total		$14,258,918	$1,063,604	$10,048	$9,087	$1,044,469

	September 30, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions
Funds				Clearing Fees	Other	(Loss)
Aspect Master	38.89%	$5,387,251	$397,562	$9,205	$6,484	$381,873	Commodity Portfolio	Monthly
Altis Master	31.32%	4,337,717	203,948	11,409	4,412	188,127	Commodity Portfolio	Monthly
Blackwater Master	32.73%	4,533,950	313,057	9,402	8,253	295,402	Commodity Portfolio	Monthly

Total		$14,258,918	$914,567	$30,016	$19,149	$865,402

	December 31, 2013		For the three months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other	(Loss)
Aspect Master	36.54%	$5,464,202	$(304,500)	$2,260	$538	$(307,298)	Commodity Portfolio	Monthly
Altis Master	30.71%	4,592,354	(400,918)	4,287	464	(405,669)	Commodity Portfolio	Monthly
Waypoint Master	—	—	(239,731)	2,747	6,439	(248,917)	Commodity Portfolio	Monthly
Blackwater Master	34.97%	5,227,750	(162,585)	1,778	1,330	(165,693)	Commodity Portfolio	Monthly

Total		$15,284,306	$(1,107,734)	$11,072	$8,771	$(1,127,577)

	December 31, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other	(Loss)
Aspect Master	36.54%	$5,464,202	$(263,746)	$7,422	$2,192	$(273,360)	Commodity Portfolio	Monthly
Altis Master	30.71%	4,592,354	(135,717)	13,531	2,079	(151,327)	Commodity Portfolio	Monthly
Waypoint Master	—	—	(277,293)	9,906	16,674	(303,873)	Commodity Portfolio	Monthly
Blackwater Master	34.97%	5,227,750	(164,617)	8,043	5,225	(177,885)	Commodity Portfolio	Monthly

Total		$15,284,306	$(841,373)	$38,902	$26,170	$(906,445)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. Certain swap contracts may also be trading on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.6% to 28.2% of the Funds’ contracts are traded OTC.

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than as referenced in note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 7.4% from $14,952,043 to $13,852,261. This decrease was attributable to the redemptions of 10.3600 General Partner unit equivalents totaling $15,184 and redemptions of 945.6570 Redeemable Units totaling $1,306,869. This decrease was partially offset by a net gain of $222,271. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit increased 6.4% from $1,377.61 to $1,465.58 as compared to a decrease of 8.7% in the third quarter of 2013. The Partnership experienced a net trading gain, before fees and expenses in the third quarter of 2014 of $1,063,253. Gains were primarily attributable to the Fund’s trading of commodity futures in currencies, grains, non-U.S. interest rates, metals, softs and indices and were partially offset by losses in energy, U.S. interest rates and livestock. The Partnership experienced a net trading loss, before fees and expenses in the third quarter of 2013 of $1,108,338. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and indices.

The most significant gains were achieved within the agricultural sector during September from short positions in corn and wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains in the sector were recorded during August and September from short positions in sugar futures as prices declined as farmers in Thailand, Brazil, and India moved to increase sugarcane plantings. Within the currency markets, gains were achieved during August and September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japans economy was growing at a slower pace than previously forecast. Additional gains were experienced from short positions in the euro and Swiss franc versus the U.S. dollar as slumping economies across the Euro-zone increased speculation the European Central Bank would initiate further stimulus measures. During September, gains were recorded within the metals markets from short positions in silver and gold futures as prices declined as a strengthening U.S. dollar eroded investor demand for the precious metals. Additional gains were experienced during September from short positions in tin futures as prices fell following the release of weak manufacturing gauges in China. Within the global interest rate markets, gains were experienced primarily during August from long positions in European fixed income futures as prices moved higher amid investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains were recorded within the global stock index sector during August from long positions in U.S. equity index futures as prices moved higher after Commerce Department reports showed U.S. business investment reached a two year high during the second quarter. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy markets during July from long positions in crude oil and its related products as prices declined after industry reports indicated crude stockpiles in the U.S. increased during the second quarter.

During the Partnership’s nine months ended September 30, 2014 the net asset value per unit increased 2.0% from $1,436.62 to $1,465.58 as compared to a decrease of 11.1% during the nine months ended September 30, 2013. The Partnership experienced a net trading gain, before fees and expenses for the nine months ended September 30, 2014 of $912,889. Gains were primarily attributable to the Fund’s trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, softs and indices and were partially offset by losses in energy, U.S. interest rates and metals. The Partnership experienced a net trading loss, before fees and expenses during the nine months ended September 30, 2013 of $844,985. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, grains and U.S. and non-U.S. interest rates and were partially offset by gains in livestock, metals, softs and indices.

The most significant gains were achieved within the agricultural markets during September from short positions in corn and wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop levels in 2014. Additional gains in this sector were recorded during June from long positions in cattle futures as increased beef demand combined with U.S. farm herds being at reduced levels due to droughts in Texas and California boosted prices. Within the currency markets, gains were experienced during August and September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains were recorded during March from long positions in Brazilian real versus the U.S. dollar after the value of the real increased following central bank stimulus measures which caused an inflow of foreign capital into the South American nation. Within the global interest rate sector, gains were recorded during August from long positions in European fixed income futures as prices increased amid investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains were experienced during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Within the global stock index sector, gains were recorded during June from long positions in U.S. equity index futures as prices advanced as indicators of higher manufacturing output signaled renewed economic strength in the U.S. following a contraction during the previous quarter. During May, gains were achieved from long positions in European, Asian, and U.S. equity index futures as prices advanced as U.S. durable goods orders climbed and investors speculated the U.S. economy was improving. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the energy markets primarily during July from long positions in crude oil and its related products as prices declined after industry reports indicated crude stockpiles in the U.S. increased during the second quarter. Within the metals markets, losses were incurred during February from short positions in aluminum futures as prices advanced after a report showed China’s new credit increased to a record during January, boosting demand prospects for industrial metals.

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

During the reporting period, interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at a 30- day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month U.S. Treasury bill maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill rate, as applicable. Interest income for the three and nine months ended September 30, 2014 decreased by $253 and $1,934, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and nine months ended September 30, 2014 decreased by $115,222 and $310,911, respectively, as compared to the corresponding periods in 2013. This decrease was due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013 and also a reduction in the monthly ongoing selling agent fee rate.

Certain clearing fees are based on the number of trades executed by the Advisors for the Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2014 decreased by $1,024 and $8,886, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $18,681 and $80,318, respectively, as compared to the corresponding periods in 2013. The decrease in management fees was due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and nine months ended September 30, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2014		June 30, 2014
Aspect Capital Limited.	$5,370,736	39%	$5,269,291	39%
Altis Partners (Jersey) Limited.	$3,966,520	29%	$4,054,979	30%
Blackwater Capital Management LLC	$4,515,005	32%	$4,273,896	31%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Partnership’s total capitalization was $13,852,261.

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$759,112	5.48%
Energy	176,044	1.27%
Grains	158,065	1.14%
Interest Rates U.S.	66,586	0.48%
Interest Rates Non-U.S.	225,403	1.63%
Livestock	13,039	0.09%
Metals	383,104	2.77%
Softs	75,132	0.54%
Indices	499,667	3.61%

Total	$2,356,152	17.01%

As of December 31, 2013, the Partnership’s total capitalization was $14,952,043.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$673,314	4.50%
Energy	192,078	1.28%
Grains	283,499	1.90%
Interest Rates U.S.	108,637	0.73%
Interest Rates Non-U.S.	394,750	2.64%
Livestock	48,445	0.32%
Metals	399,337	2.67%
Softs	79,174	0.53%
Indices	512,324	3.43%

Total	$2,691,558	18.00%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended September 30, 2014 and during the twelve months ended December 31, 2013. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2014, Aspect Master’s total capitalization was $56,429,555. The Partnership owned approximately 9.5% of Aspect Master. As of September 30, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,046,759	10.72%	$7,644,115	$4,737,366	$6,476,801
Energy	790,218	1.40%	837,980	350,285	666,346
Grains	552,692	0.98%	642,035	436,382	565,431
Indices	1,693,481	3.00%	2,216,211	1,264,990	1,913,941
Interest Rates U.S.	411,428	0.73%	667,766	316,459	481,146
Interest Rates Non-U.S.	1,891,683	3.35%	2,305,929	1,839,006	2,059,839
Livestock	42,570	0.08%	104,940	29,040	49,720
Metals	762,884	1.35%	1,481,972	690,184	955,715
Softs	294,690	0.52%	461,028	236,178	368,822

Total	$12,486,405	22.13%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Altis Master’s total capitalization was $62,235,525. The Partnership owned approximately 7.0% of Altis Master. As of September 30, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,755,409	2.82%	$2,500,488	$676,543	$1,427,505
Energy	907,588	1.46%	2,239,925	588,854	1,169,076
Grains	1,033,244	1.66%	1,466,599	105,669	958,507
Indices	1,485,568	2.39%	3,565,353	1,317,123	2,239,017
Interest Rates U.S.	149,325	0.24%	149,325	33,462	88,918
Interest Rates Non-U.S.	302,191	0.48%	1,060,733	165,073	457,232
Livestock	103,950	0.17%	523,050	80,245	183,077
Metals	3,247,322	5.22%	4,200,668	1,901,967	3,468,803
Softs	673,384	1.08%	1,036,023	615,289	786,593

Total	$9,657,981	15.52%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Blackwater Master’s total capitalization was $26,966,770. The Partnership owned approximately 16.8% of Blackwater Master. As of September 30, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$367,806	1.36%	$1,801,965	$367,806	$799,963
Energy	222,868	0.83%	416,537	112,530	236,521
Grains	197,808	0.73%	197,808	4,125	68,961
Indices	1,397,600	5.18%	2,206,286	796,633	1,219,330
Interest Rates U.S.	101,475	0.38%	459,140	66,726	188,522
Interest Rates Non -U.S.	146,069	0.54%	461,918	146,069	220,230
Livestock	10,230	0.04%	59,400	10,230	10,560
Metals	495,940	1.84%	1,148,900	340,845	567,129

Total	$2,939,796	10.90%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as updated by the Partnership’s quarterly reports in Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	57.4590	$1,357.50	N/A	N/A
August 1, 2014 – August 31, 2014	125.9410	$1,410.11	N/A	N/A
September 1, 2014 – September 30, 2014	225.3410	$1,465.58	N/A	N/A
	408.7410	$1,433.30

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

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

(a)	Amendment No. 1 to the Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

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

(a)	Amendment to the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(b)	Amendment to the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference).

10.10 — Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed November 14, 2013 and incorporated herein by reference)

31.1   Rule 13a-14(a)/15d-14(a) Certification (Certification of Director). (filed herewith)

31.2   Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer). (filed herewith)

32.1   Section 1350 Certification (Certification of Director). (filed herewith)

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014