Form 10-Q
period 2015-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2015-08-12
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐        No ☑

As of July 31, 2015, 8,816.5468 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30, 2015	December 31, 2014

Assets:
Investment in Funds(1), at fair value	$13,535,958	$15,044,274
Cash	109,639	51,485

Total assets	$13,645,597	$15,095,759

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$22,743	$25,160
Management fees	12,997	14,819
General Partner fees	10,124	11,242
Incentive fees	—	13,643
Other	123,585	81,895
Redemptions payable to Limited Partners	73,913	43,986

Total liabilities	243,362	190,745

Partners’ Capital:
General Partner, 100.5634 Redeemable Units outstanding at June 30, 2015 and December 31, 2014	150,003	161,414
Limited Partners, 8,884.4468 and 9,185.4848 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	13,252,232	14,743,600

Total partners’ capital	13,402,235	14,905,014

Total liabilities and partners’ capital	$13,645,597	$15,095,759

Net asset value per unit	$1,491.62	$1,605.10

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

June 30, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,192,998	38.75%
CMF Altis Partners Master Fund L.P.	3,855,574	28.77
Blackwater Master Fund L.P.	4,487,386	33.48

Total investment in Funds, at fair value	$13,535,958	101.00%

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

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Funds	$220	$453	$490	$1,327

Expenses:
Ongoing selling agent fees	71,565	99,594	150,668	287,299
Expenses allocated from Funds	21,801	15,496	39,926	30,030
Management fees	41,089	39,413	87,077	78,942
General Partner fees	31,857	—	67,115	—
Incentive fees	(115,918)	—	—	—
Other	54,185	45,124	127,071	87,547

Total expenses	104,579	199,627	471,857	483,818

Net investment income (loss)	(104,359)	(199,174)	(471,367)	(482,491)

Trading Results:
Net realized gains (losses) on investments allocated from Funds	(818,933)	820,622	885,212	258,504
Net change in unrealized gains (losses) on investments allocated from Funds	(879,288)	24,110	(1,427,036)	(408,868)

Total trading results	(1,698,221)	844,732	(541,824)	(150,364)

Net income (loss)	(1,802,580)	645,558	(1,013,191)	(632,855)
Redemptions - Limited Partners	(211,451)	(519,200)	(489,588)	(721,022)
Redemptions - General Partner	—	—	—	—

Net increase (decrease) in Partners’ Capital	(2,014,031)	126,358	(1,502,779)	(1,353,877)
Partners’ Capital, beginning of period	15,416,266	13,471,808	14,905,014	14,952,043

Partners’ Capital, end of period	$13,402,235	$13,598,166	$13,402,235	$13,598,166

Net asset value per Unit (8,985.0102 and 9,870.8492 Units outstanding at June 30, 2015, and 2014, respectively)	$1,491.62	$1,377.61	$1,491.62	$1,377.61

Net income (loss) per unit*	$(198.66)	$63.96	$(113.48)	$(59.01)

Weighted average units outstanding	9,065.3642	10,148.2862	9,163.7127	10,257.3549

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1. Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Funds (as defined below) are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership was authorized to sell up to 100,000 redeemable units (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

As of June 30, 2015, all commodity trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”) and Blackwater Capital Management LLC (“Blackwater”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds.

As of June 30, 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. is a wholly owned subsidiary of Morgan Stanley.

Blackwater Master Fund L.P. (“Blackwater Master”), CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”, together with Blackwater Master and Aspect Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Aspect Master has also entered into a foreign exchange brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to its current annual rate of 2.0%. As of the same date, the Partnership began paying a General Partner fee at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in the net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from the net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table. Additionally, the clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses, are now disclosed in aggregate as expenses allocated from the Funds.

Amounts previously referred to as Administrative fee are now referred to as General Partner fees in these financial statements.

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

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at amortized cost which approximates fair value.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient.” The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(187.07)	$83.59	$(62.27)	$(12.05)
Net investment loss	(11.59)	(19.63)	(51.21)	(46.96)

Increase (decrease) for the period	(198.66)	63.96	(113.48)	(59.01)
Net asset value per unit, beginning of period	1,690.28	1,313.65	1,605.10	1,436.62

Net asset value per unit, end of period	$1,491.62	$1,377.61	$1,491.62	$1,377.61

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average net assets:***
Net investment loss****	(5.3)%	(5.9)%	(6.4)%	(7.1)%

Operating expenses	6.1%	5.9%	6.4%	7.1%
Incentive fees	(0.8)%	—%	—%	—%

Total expenses	5.3%	5.9%	6.4%	7.1%

Total return:
Total return before incentive fees	(12.5)%	4.9%	(7.1)%	(4.1)%
Incentive fees	0.7%	—%	—%	—%

Total return after incentive fees	(11.8)%	4.9%	(7.1)%	(4.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

June 30, 2015

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers or independent pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2015.

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

At June 30, 2015, the Partnership owned approximately 8.0%, 10.1% and 26.4% of Aspect Master, Altis Master and Blackwater Master, respectively. At December 31, 2014, the Partnership owned approximately 8.6%, 8.3% and 16.2% of Aspect Master, Altis Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	June 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$65,979,127	$987,978	$64,991,149
Altis Master	41,833,784	3,731,477	38,102,307
Blackwater Master	17,180,101	185,646	16,994,455

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Altis Master	51,413,912	51,279	51,362,633
Blackwater Master	24,973,305	43,208	24,930,097

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(66,963)	(10,562,657)	(10,629,620)
Altis Master	(72,470)	(7,143,941)	(7,216,411)
Blackwater Master	(12,900)	(455,735)	(468,635)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(126,673)	(2,375,011)	(2,501,684)
Altis Master	(143,062)	(1,926,039)	(2,069,101)
Blackwater Master	(23,133)	(209,927)	(233,060)

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(53,633)	4,147,774	4,094,141
Altis Master	(84,661)	4,570,273	4,485,612
Blackwater Master	(24,208)	2,304,526	2,280,318

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	(134,131)	(581,183)	(715,314)
Altis Master	(173,478)	(3,248,773)	(3,422,251)
Blackwater Master	(47,346)	(1,729,574)	(1,776,920)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	June 30, 2015		For the three months ended June 30, 2015
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Brokerage Fees	Other
Aspect Master	38.75%	$5,192,998	$(862,750)	$3,174	$2,315	$(868,239)	Commodity Portfolio	Monthly
Altis Master	28.77%	3,855,574	(724,592)	4,922	2,522	(732,036)	Commodity Portfolio	Monthly
Blackwater Master	33.48%	4,487,386	(110,659)	2,391	6,477	(119,527)	Commodity Portfolio	Monthly

Total		$13,535,958	$(1,698,001)	$10,487	$11,314	$(1,719,802)

	June 30, 2015		For the six months ended June 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Aspect Master	38.75%	$5,192,998	$(175,334)	$5,940	$4,609	$(185,883)	Commodity Portfolio	Monthly
Altis Master	28.77%	3,855,574	(267,671)	8,673	5,246	(281,590)	Commodity Portfolio	Monthly
Blackwater Master	33.48%	4,487,386	(98,329)	4,490	10,968	(113,787)	Commodity Portfolio	Monthly

Total		$13,535,958	$(541,334)	$19,103	$20,823	$(581,260)

	December 31, 2014		For the three months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Aspect Master	45.12%	$6,726,238	$305,372	$2,547	$1,637	$301,188	Commodity Portfolio	Monthly
Altis Master	28.65%	4,269,884	276,211	3,511	1,466	271,234	Commodity Portfolio	Monthly
Blackwater Master	27.16%	4,048,152	263,602	3,560	2,775	257,267	Commodity Portfolio	Monthly

Total		$15,044,274	$845,185	$9,618	$5,878	$829,689

	December 31, 2014		For the six months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Aspect Master	45.12%	$6,726,238	$37,210	$5,999	$3,184	$28,027	Commodity Portfolio	Monthly
Altis Master	28.65%	4,269,884	(117,452)	7,604	2,128	(127,184)	Commodity Portfolio	Monthly
Blackwater Master	27.16%	4,048,152	(68,795)	6,365	4,750	(79,910)	Commodity Portfolio	Monthly

Total		$15,044,274	$(149,037)	$19,968	$10,062	$(179,067)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. Certain swap contracts may also be trading on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.6% to 26.3% of the Funds’ contracts are traded OTC.

The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net changes in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net changes in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

8. Subsequent Events.

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the events listed below, there were no other subsequent events requiring adjustment of, or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Fund. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Fund. The General Partner does not expect that such additional expense will have a material impact on the Fund’s break even point.

Effective August 1, 2015, the monthly management fee paid to Altis was reduced from  1/12 of 1.5% (1.5% per year) to  1/12 of 1.25% (1.25% per year).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, commodity options purchased, if applicable, and U.S. Treasury bills at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital decreased 10.1% from $14,905,014 to $13,402,235. This decrease was attributable to net loss of $1,013,191, coupled with redemptions of 301.0380 Redeemable Units totaling $489,588. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

During the Partnership’s second quarter of 2015, the net asset value per Unit decreased 11.8% from $1,690.28 to $1,491.62 as compared to an increase of 4.9% in the second quarter of 2014. The Partnership experienced a net trading loss, before fees and expenses in the second quarter of 2015 of $1,698,221. Losses were primarily attributable to the Fund’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices, and were partially offset by gains in softs. The Partnership experienced a net trading gain, before fees and expenses in the second quarter of 2014 of $844,732. Gains were primarily attributable to the Fund’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, indices, currencies and livestock and were partially offset by losses in grains, metals and softs.

The most significant losses were incurred within the agricultural markets, primarily during June, from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses in this sector were experienced during April from long positions in live cattle futures as prices fell on lower farming costs stemming from the recent slump in oil prices. Within the global interest rate sector, losses were experienced during April, May, and June from long positions in European fixed income futures as prices moved lower amid investor concern Greece’s debt crisis would imperil the Eurozone economy. Additional losses were incurred during April, May, and June from long positions in U.S. Treasury futures as prices fell after the release of weaker-than-expected economic data in the U.S. increased uncertainty over the timing of potential interest rate increase by the Fed. Losses within the energy markets were recorded during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs would curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Within the metals markets, losses were incurred during May from long positions in copper and zinc futures as prices moved lower on weakening demand from China. Additional losses were experienced from long positions in aluminum futures as cheaper coal prices have encouraged an increase in Chinese aluminum production. Losses within the currency sector were experienced primarily during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Additional losses were experienced during April from positions in Australian dollar, Canadian dollar, and Swiss franc versus the U.S. dollar. Within the global stock index markets, losses were incurred during June from long positions in Asian equity index futures as prices fell as concerns over Greece’s latest effort to avoid a default weighed on global financial markets.

During the Partnership’s six months ended June 30, 2015 the net asset value per unit decreased 7.1% from $1,605.10 to $1,491.62 as compared to a decrease of 4.1% during the six months ended June 30, 2014. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2015 of $541,824. Losses were primarily attributable to the Fund’s trading of commodity futures in energy, grains and U.S. interest rates, and were partially offset by gains in currencies, non-U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2014 of $150,364. Losses were primarily attributable to the Fund’s trading of commodity futures in energy, grains, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, non-U.S. interest rates and livestock.

The most significant losses were incurred within the agricultural markets, primarily during June, from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were experienced during January from long positions in cocoa futures as prices fell after industry reports indicated crop harvests from the Ivory Coast would exceed analysts’ expectations. Within the energy markets, losses were recorded during February from short positions in gasoil, heating oil, and Brent crude oil futures as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. During April, losses in the energy sector were experienced from short positions in crude oil and its related products as prices rallied amid growing expectations that a decline in U.S oil rigs would curb production and as renewed fighting in Yemen threatened supplies from the Middle East. A portion of the Partnership’s losses for the quarter was offset by trading gains achieved within the currency sector during January from short positions in the euro versus the U.S. dollar as the relative value of the euro declined amid a deteriorating economic outlook in Europe. Additional gains in the currency sector were recorded during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation the Federal Reserve remained committed to increasing interest rates in the near future. Within the global stock index markets, gains were recorded during February from long positions in U.S., European, and Asian equity index futures as positive global macro-economic signals spurred investor sentiment, pushing prices higher. Within the global interest rate sector, gains were achieved primarily during January from long positions in European, U.S., British, and Australian fixed income futures as prices moved higher as investor concern about the economic recovery in Europe spurred demand for the relative “safety” of government assets. Additional gains were recorded within the metals markets during January from short positions in copper futures as prices moved lower over growing concern a slowdown in Chinese manufacturing would limit demand for the industrial metal. During March, additional gains in this sector were experienced due to short positions in nickel, tin, and aluminum futures as prices fell amid investor concern a weakening Chinese economy would limit manufacturing demand.

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

Interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill rate. Interest income for the three and six months ended June 30, 2015 decreased by $233 and $837, respectively, as compared to the corresponding period in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2015, as compared to the corresponding period in 2014. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015, decreased by $28,029 and $136,631, respectively, as compared to the corresponding period in 2014. This decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended June 30, 2015 increased by $869 and for the six months ended June 30, 2015 decreased by $865, respectively, as compared to the corresponding period in 2014. This increase in clearing fees during the three months ended June 30, 2015 is primarily due to an increase in the number of trades during the period, while the decrease during the six months ended June 30, 2015 was due to a decrease in the number of trades during the period, as compared to the corresponding periods in 2014.

The Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The Management fees for the three and six months ended June 30, 2015 increased by $1,676 and $8,135, respectively, as compared to the corresponding period in 2014. The increase in the Management fees was due to higher average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 were $31,857 and $67,115. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and six months ended June 30, 2015 and 2014. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of June 30, 2015 and March 31, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2015		March 31, 2015
Aspect Capital Limited.	$5,103,011	38%	$6,647,090	43%
Altis Partners (Jersey) Limited.	$3,831,036	29%	$4,122,880	27%
Blackwater Capital Management LLC	$4,468,188	33%	$4,646,296	30%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the Partnership’s total capitalization was $13,402,235.

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$760,491	5.67%
Energy	138,642	1.04%
Grains	181,489	1.35%
Indices	377,112	2.81%
Interest Rates U.S.	68,046	0.51%
Interest Rates Non-U.S.	171,581	1.28%
Livestock	80,457	0.60%
Metals	369,811	2.76%
Softs	123,999	0.93%

Total	$2,271,628	16.95%

As of December 31, 2014, the Partnership’s total capitalization was $14,905,014.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$563,645	3.78%
Energy	187,840	1.26%
Grains	163,830	1.10%
Indices	249,267	1.67%
Interest Rates U.S.	60,592	0.41%
Interest Rates Non-U.S.	397,659	2.67%
Livestock	20,725	0.14%
Metals	315,852	2.12%
Softs	102,268	0.69%

Total	$2,061,678	13.84%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended June 30, 2015 and during the twelve months ended December 31, 2014. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2015, Aspect Master’s total capitalization was $64,991,149. The Partnership owned approximately 8.0% of Aspect Master. As of June 30, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,125,117	6.35%	$7,578,242	$3,846,414	$5,832,673
Energy	1,041,348	1.60%	1,152,219	529,815	1,014,594
Grains	378,911	0.58%	626,362	378,911	538,151
Indices	1,172,806	1.80%	3,365,637	1,172,806	2,391,723
Interest Rates U.S.	391,188	0.60%	558,855	251,521	428,212
Interest Rates Non-U.S.	849,971	1.31%	1,927,379	676,060	1,158,710
Livestock	127,116	0.20%	127,116	64,614	105,138
Metals	1,877,567	2.89%	1,877,567	798,672	1,398,515
Softs	560,843	0.86%	609,644	373,259	538,796

Total	$10,524,867	16.19%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Altis Master’s total capitalization was $38,102,307. The Partnership owned approximately 10.1% of Altis Master. As of June 30, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,829,678	7.42%	$2,856,591	$1,166,989	$1,839,065
Energy	371,899	0.98%	1,202,962	353,497	553,232
Grains	1,496,792	3.93%	1,509,370	342,552	815,048
Indices	1,633,842	4.29%	2,552,794	1,389,018	2,073,269
Interest Rates U.S.	285,668	0.75%	361,895	2,079	107,205
Interest Rates Non-U.S.	646,826	1.70%	719,309	196,947	451,977
Livestock	606,210	1.59%	618,090	163,229	365,075
Metals	1,073,172	2.82%	1,929,583	655,693	1,407,293
Softs	783,476	2.05%	1,035,823	511,536	713,094

Total	$9,727,563	25.53%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Blackwater Master’s total capitalization was $16,994,455. The Partnership owned approximately 26.4% of Blackwater Master. As of June 30, 2015, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$548,046	3.22%	$643,921	$78,991	$368,933
Grains	67,320	0.40%	74,360	31,020	33,880
Indices	447,990	2.64%	948,867	242,730	497,029
Interest Rates U.S.	29,920	0.18%	108,900	9,158	43,303
Interest Rates Non -U.S.	144,902	0.85%	259,988	43,483	122,935
Livestock	34,320	0.20%	67,320	20,592	18,304
Metals	421,270	2.48%	421,270	42,900	172,017

Total	$1,693,768	9.97%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	79.5620	$1,600.78	N/A	N/A
May 1, 2015 – May 31, 2015	6.4220	$1,584.74	N/A	N/A
June 1, 2015 – June 30, 2015	49.5520	$1,491.62	N/A	N/A
	135.5360	$1,560.11

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

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

(a)	Amendment to the Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated June 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

(b)	Second Amendment to the Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated August 1, 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

(c)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, from June 30, 2014 to June 30, 2015, (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.5 — Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein be reference).

(a)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated December 1, 2013 (filed as Exhibit 10.6(a) to the Quartely Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(b)	Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, from June 30, 2014 to June 30, 2015, (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.9 — Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

(a)	Amendment to the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(b)	Amendment to the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.10 — Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

10.11 Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

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

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2015