Form 10-Q
period 2015-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2015-11-12
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐    No ☑

As of October 31, 2015, 8,609.5788 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:

Investment in Funds(1), at fair value	$9,687,065	$15,044,274
Redemptions receivable from Funds	4,444,524	-
Cash	114,875	51,485

Total assets	$14,246,464	$15,095,759

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$23,744	$25,160
Management fees	12,835	14,819
General Partner fees	10,571	11,242
Incentive Fees	53,637	13,643
Other	128,630	81,895
Redemptions payable	134,083	43,986

Total liabilities	363,500	190,745

Partners’ Capital:
General Partner, 100.5634 Redeemable Units outstanding at September 30, 2015 and December 31, 2014	159,372	161,414
Limited Partners, 8,659.5788 and 9,185.4848 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	13,723,592	14,743,600

Total partners’ capital	13,882,964	14,905,014

Total liabilities and partners’ capital	$14,246,464	$15,095,759

Net asset value per unit	$1,584.79	$1,605.10

(1) Defined in Note 1.

See accompanying notes to financial statements.	3

Global Diversified Futures Fund L.P.

Schedule of Investments

September 30, 2015

(Unaudited)

	Fair value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$5,636,887	40.60%
CMF Altis Partners Master Fund L.P.	4,050,178	29.17

Total investment in Funds, at fair value	$9,687,065	69.77%

See accompanying notes to financial statements.	4

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2014

	Fair value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$6,726,238	45.12%
CMF Altis Partners Master Fund L.P.	4,269,884	28.65
Blackwater Master Fund L.P.	4,048,152	27.16

Total investment in Funds, at fair value	$15,044,274	100.93%

See accompanying notes to financial statements.	5

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Funds	$299	$351	$789	$1,678

Expenses:
Ongoing selling agent fees	70,751	100,872	221,419	388,171
Expenses allocated from Funds	24,271	19,135	64,197	49,165
General Partner fees	31,481	-	98,596	-
Management fees	39,011	40,171	126,088	119,113
Incentive fees	53,637	-	53,637	-
Other	56,037	48,300	183,108	135,847

Total expenses	275,188	208,478	747,045	692,296

Net investment income (loss)	(274,889)	(208,127)	(746,256)	(690,618)

Trading results:
Net realized gains (losses) on investments allocated from Funds	466,618	885,806	1,351,830	1,144,310
Net change in net unrealized gains (losses) on investments allocated from Funds	640,784	177,447	(786,252)	(231,421)

Total trading results	1,107,402	1,063,253	565,578	912,889

Net income (loss)	832,513	855,126	(180,678)	222,271
Redemptions—Limited Partners	(351,784)	(585,847)	(841,372)	(1,306,869)
Redemptions—General Partner	-	(15,184)	-	(15,184)

Net increase (decrease) in Partners’ Capital	480,729	254,095	(1,022,050)	(1,099,782)
Partners’ Capital, beginning of period	13,402,235	13,598,166	14,905,014	14,952,043

Partners’ Capital, end of period	$13,882,964	$13,852,261	$13,882,964	$13,852,261

Net asset value per Unit (8,760.1422 and 9,451.7482 Units outstanding at September 30, 2015 and 2014, respectively)	$1,584.79	$1,465.58	$1,584.79	$1,465.58

Net income (loss) per unit*	$93.17	$87.97	$(20.31)	$28.96

Weighted average units outstanding	8,915.6229	9,790.5629	9,081.0161	10,101.7575

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.	6

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1. Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership was authorized to sell up to 100,000 redeemable units (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

As of September 30, 2015, all commodity trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Altis Partners (Jersey) Limited (“Altis”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds. Blackwater Capital Management LLC (“Blackwater”) was terminated as an advisor to the Partnership as of September 30, 2015. References herein to “Advisor” shall also include Blackwater, as appropriate.

As of September 30, 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. is a wholly owned subsidiary of Morgan Stanley.

CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”, together with Aspect Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Aspect Master has also entered into a foreign exchange brokerage account agreement with MS&Co. Blackwater Master Fund L.P. (“Blackwater Master”) (prior to its liquidation as of the close of business on September 30, 2015) also entered into a futures brokerage agreement with MS&Co. References herein to the “Funds” shall include Blackwater Master, as appropriate. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2.0% per year of adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to its current annual rate of 2.0%. As of the same date, the Partnership began paying a General Partner fee (formerly, the administrative fee) at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Effective August 1, 2015, the monthly management fee paid to Altis was reduced from  1⁄12 of 1.5% (1.5% per year) to  1⁄12 of 1.25% (1.25% per year).

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in the net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from the net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table. Additionally, the clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses and Changes in Partners’ Capital, are now disclosed in aggregate as expenses allocated from the Funds.

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

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized and unrealized gains	$124.01	$109.23	$61.74	$97.18
Net investment loss	(30.84)	(21.26)	(82.05)	(68.22)

Increase (decrease) for the period	93.17	87.97	(20.31)	28.96
Net asset value per unit, beginning of period	1,491.62	1,377.61	1,605.10	1,436.62

Net asset value per unit, end of period	$1,584.79	$1,465.58	$1,584.79	$1,465.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment loss**	(6.8)%	(6.1)%	(6.8)%	(6.7)%

Operating expenses	6.4%	6.1%	6.4%	6.8%
Incentive fees	0.4%	-%	0.4%	-%

Total expenses	6.8%	6.1%	6.8%	6.8%

Total return:
Total return before incentive fees	6.6%	6.4%	(0.9)%	2.0%
Incentive fees	(0.4)%	-%	(0.4)%	-%

Total return after incentive fees	6.2%	6.4%	(1.3)%	2.0%

* Annualized (other than incentive fees)

** Interest income less total expenses.

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

September 30, 2015

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

The customer agreement among the Partnership, MS&Co. and each of the Funds gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Funds’ Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $5,000,000. Effective the close of business on September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $4,444,524.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2015.

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

Management, General Partner and incentive fees are charged at the Partnership level. The clearing fees are borne by the Funds and allocated to the Funds’ limited partners including the Partnership. All other fees are charged at the Partnership level.

At September 30, 2015, the Partnership owned approximately 9.0% of Aspect Master, 10.0% Altis Master, and prior to Blackwater Master’s liquidation, 45.0% of Blackwater Master. At December 31, 2014, the Partnership owned approximately 8.6% of Aspect Master, 8.3% of Altis Master and 16.2% of Blackwater Master. It is the Partnership’s intention to continue to invest in the Funds (other than Blackwater Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	September 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$62,591,665	$221,586	$62,370,079
Altis Master	40,613,833	200,817	40,413,016
Blackwater Master	9,919,970	9,919,970	-

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Altis Master	51,413,912	51,279	51,362,633
Blackwater Master	24,973,305	43,208	24,930,097

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(55,404)	$8,636,148	$8,580,744
Altis Master	(79,868)	2,601,937	2,522,069
Blackwater Master	(16,617)	297,125	280,508

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(182,077)	$6,261,137	$6,079,060
Altis Master	(222,930)	675,898	452,968
Blackwater Master	(39,750)	87,198	47,448

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(73,201)	$3,932,169	$3,858,968
Altis Master	(91,952)	4,221,875	4,129,923
Blackwater Master	(14,963)	2,462,046	2,447,083

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(207,332)	$3,350,986	$3,143,654
Altis Master	(265,430)	973,102	707,672
Blackwater Master	(62,309)	732,472	670,163

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	40.60%	$5,636,887	$706,425	$2,409	$2,312	$701,704	Commodity Portfolio	Monthly
Altis Master	29.17%	4,050,178	262,178	5,848	2,328	254,002	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	139,098	2,641	8,733	127,724	Commodity Portfolio	Monthly

Total		$9,687,065	$1,107,701	$10,898	$13,373	$1,083,430

	September 30, 2015		For the nine months ended September 30, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	40.60%	$5,636,887	$531,091	$8,349	$6,921	$515,821	Commodity Portfolio	Monthly
Altis Master	29.17%	4,050,178	(5,493)	14,521	7,574	(27,588)	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	40,769	7,131	19,701	13,937	Commodity Portfolio	Monthly

Total		$9,687,065	$566,367	$30,001	$34,196	$502,170

	December 31, 2014		For the three months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	45.12%	$6,726,238	$360,352	$3,206	$3,300	$353,846	Commodity Portfolio	Monthly
Altis Master	28.65%	4,269,884	321,400	3,805	2,284	315,311	Commodity Portfolio	Monthly
Blackwater Master	27.16%	4,048,152	381,852	3,037	3,503	375,312	Commodity Portfolio	Monthly

Total		$15,044,274	$1,063,604	$10,048	$9,087	$1,044,469

	December 31, 2014		For the nine months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	45.12%	$6,726,238	$397,562	$9,205	$6,484	$381,873	Commodity Portfolio	Monthly
Altis Master	28.65%	4,269,884	203,948	11,409	4,412	188,127	Commodity Portfolio	Monthly
Blackwater Master	27.16%	4,048,152	313,057	9,402	8,253	295,402	Commodity Portfolio	Monthly

Total		$15,044,274	$914,567	$30,016	$19,149	$865,402

(a)	For the period January 1, 2015 through September 30, 2015, prior to the Partnership’s redemption of its interest in Blackwater Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 6.5% to 15.8% of the Funds’ contracts are traded OTC.

The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin’’) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

8. Subsequent Events.

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, commodity options purchased, if applicable, and U.S. Treasury bills at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 6.9% from $14,905,014 to $13,882,964. This decrease was attributable to net loss of $180,678, coupled with redemptions of 525.9060 Redeemable Units totaling $841,372. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

During the Partnership’s third quarter of 2015, the net asset value per Unit increased 6.2% from $1,491.62 to $1,584.79 as compared to an increase of 6.4% in the third quarter of 2014. The Partnership experienced a net trading gain, before fees and expenses in the third quarter of 2015 of $1,107,402. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, and metals and were partially offset by losses in indices, livestock, and softs. The Partnership experienced a net trading gain, before fees and expenses in the third quarter of 2014 of $1,063,253. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, metals, softs, and indices and were partially offset by losses in energy, U.S. interest rates, and livestock.

The most significant gains were achieved within the energy markets during July, August, and September from short positions in crude oil and its related products as prices fell as increased oil production in the U.S. and Middle East added to a growing global supply glut. Within the metals sector, gains were recorded during July and September from short positions in aluminum and copper futures as prices moved lower amid increased concern a slowdown in the Chinese economy would diminish demand for industrial metals. Within the currency markets, gains were experienced during July from short positions in the Canadian dollar versus the U.S. dollar as the relative value of the Canadian currency weakened amid falling commodity prices, monetary easing by the Bank of Canada, and potential interest rate increases by the U.S. Federal Reserve. Additional gains in this sector were achieved during September from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real declined as Brazil’s economy struggles with its longest contraction since the Great Depression. Gains were recorded within the global interest rate sector during July from long positions in European fixed income futures as prices rallied as slowing consumer-price growth in some European nations boosted speculation the European Central Bank would maintain its stimulus program. Within the agricultural markets, gains were recorded during July from short positions in wheat futures as prices declined after the U.S. Department of Agriculture increased its global wheat stockpile estimates. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector primarily during August from long positions in U.S., Asian, and European equity index futures as prices moved lower amid concern the slowdown in China could weigh on the global economy.

During the Partnership’s nine months ended September 30, 2015 the net asset value per unit decreased 1.3% from $1,605.10 to $1,584.79 as compared to a increase of 2.0% during the nine months ended September 30, 2014. The Partnership experienced a net trading gain, before fees and expenses for the nine months ended September 30, 2015 of $565,578. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in grains, livestock, and indices. The Partnership experienced a net trading gain, before fees and expenses for the nine months ended September 30, 2014 of $912,889. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, softs and indices and were partially offset by losses in energy, U.S. interest rates and metals.

The most significant losses were incurred within the agricultural markets during June from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were experienced during January from long positions in cocoa futures as prices fell after industry reports indicated crop harvests from the Ivory Coast would exceed analysts’ expectations. Within the global stock index sector, losses were experienced during August from long positions in U.S., Asian and European equity index futures as prices declined amid investor concern over the economic slowdown in China. Additional losses in this sector were incurred during June from long positions in Asian and U.S. equity index futures as prices weakened as concerns over Greece’s efforts to avoid a default weighed on global financial markets. The Partnership’s losses during the first nine months of the year were offset by trading gains achieved within the currency markets during January from short positions in the euro versus the U.S. dollar as the relative value of the euro declined amid a deteriorating economic outlook in Europe. Additional gains in the currency sector were recorded during July from short positions in the Canadian dollar versus the U.S. dollar as the relative value of the Canadian currency weakened amid falling commodity prices, monetary easing by the Bank of Canada, and potential interest rate increases by the U.S. Federal Reserve. Within the metals sector, gains were recorded during July from short position in aluminum and copper futures as prices moved lower amid increased concern a slowdown in the Chinese economy would diminish demand for industrial metals. Gains were also experienced within this sector during January from short positions in copper futures as prices fell over growing concern a slowdown in Chinese manufacturing would limit demand for the industrial metal. Within the global interest rate sector, gains were achieved during January from long positions in European, U.S., and Australian fixed income futures as prices moved higher as investor concern about the economic recovery in Europe spurred demand for the relative “safety” of government assets. Further gains were recorded in this sector during the third quarter. Gains within the energy markets were recorded during July, August, and September as prices plunged as increased oil production in the U.S. and Middle East bolstered a growing global supply glut.

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

Interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill rate. Interest income for the three and nine months ended September 30, 2015 decreased by $52 and $889, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. The amount of interest income earned by the Partnership/Funds depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015, decreased by $30,121 and $166,752, respectively, as compared to the corresponding periods in 2014. This decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $1,160 and increased $6,975, respectively, as compared to the corresponding periods in 2014. The decrease in the management fees was due to lower average net assets during the three months ended September 30, 2015, while the increase in management fees was due to higher average net assets during the nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 were $31,481 and $98,596. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees for the three and nine months ended September 30, 2015 were $53,637. There were no incentive fees for the three and nine months ended September 30, 2014. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

As of September 30, 2015 (prior to the redemption of the Partnership’s interest in Blackwater Master) and June 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2015		June 30, 2015
Aspect Capital Limited.	$ 5,565,443	40%	$ 5,103,011	38%
Altis Partners (Jersey) Limited.	$ 4,025,963	29%	$ 3,831,036	29%
Blackwater Capital Management LLC	$ 4,291,558	31%	$ 4,468,188	33%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the Partnership’s total capitalization was $13,882,964.

September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$516,360	3.72%
Energy	160,126	1.15%
Grains	92,178	0.66%
Indices	179,823	1.30%
Interest Rates U.S.	148,765	1.07%
Interest Rates Non-U.S.	224,636	1.62%
Livestock	27,890	0.20%
Metals	258,493	1.86%
Softs	149,167	1.08%

Total	$1,757,438	12.66%

As of December 31, 2014, the Partnership’s total capitalization was $14,905,014.

December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$563,645	3.78%
Energy	187,840	1.26%
Grains	163,830	1.10%
Indices	249,267	1.67%
Interest Rates U.S.	60,592	0.41%
Interest Rates Non-U.S.	397,659	2.67%
Livestock	20,725	0.14%
Metals	315,852	2.12%
Softs	102,268	0.69%

Total	$2,061,678	13.84%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2015, Aspect Master’s total capitalization was $62,370,079. The Partnership owned approximately 9.0% of Aspect Master. As of September 30, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,753,010	4.42%	$4,226,097	$1,388,429	$2,744,697
Energy	881,650	1.41%	1,698,510	660,660	1,139,626
Grains	336,297	0.54%	384,202	171,893	300,508
Indices	563,703	0.90%	1,033,416	476,501	686,356
Interest Rates U.S.	506,248	0.81%	642,125	344,520	555,711
Interest Rates Non-U.S.	1,517,915	2.43%	1,576,512	805,406	1,398,546
Livestock	65,175	0.11%	123,057	42,240	59,098
Metals	1,352,288	2.17%	2,140,747	1,157,264	1,578,796
Softs	348,468	0.56%	537,929	278,649	390,921

Total	$8,324,754	13.35%

*	Average of month-end Values at Risk.

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 8.6% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014
			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78%	2,217,050	350,285	1,038,970
Grains	177,860	0.23%	1,084,329	177,860	478,736
Indices	1,694,021	2.16%	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35%	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39%	3,729,772	757,202	2,139,887
Livestock	115,830	0.15%	217,350	29,040	109,643
Metals	641,723	0.82%	1,569,663	534,577	901,895
Softs	453,010	0.58%	478,791	169,885	351,314

Total	$12,774,164	$16.30%

*	Annual average of month-end Values at Risk

As of September 30, 2015, Altis Master’s total capitalization was $40,413,016. The Partnership owned approximately 10.0% of Altis Master. As of September 30, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,685,889	6.65%	$2,876,402	$2,095,691	$2,579,500
Energy	807,776	2.00%	807,776	317,820	644,089
Grains	619,112	1.53%	1,584,736	376,689	541,629
Indices	1,290,899	3.19%	2,594,991	1,219,244	1,854,718
Interest Rates U.S.	1,032,027	2.55%	1,118,118	262,214	885,425
Interest Rates Non-U.S.	880,232	2.18%	881,350	511,998	720,670
Livestock	220,242	0.54%	666,600	208,032	332,794
Metals	1,367,872	3.39%	1,872,507	1,020,019	1,468,623
Softs	1,178,047	2.92%	1,178,047	598,232	967,631

Total	$10,082,096	24.95%

*	Average of month-end Values at Risk.

As of December 31, 2014, Altis Master’s total capitalization was $51,362,633. The Partnership owned approximately 8.3% of Altis Master. As of December 31, 2014, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2014
			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$762,004	1.49%	$2,500,488	$676,543	$1,240,735
Energy	795,517	1.55%	2,239,925	225,837	1,246,149
Grains	1,413,845	2.75%	3,309,847	105,669	1,160,262
Indices	853,780	1.66%	4,747,619	490,193	2,482,617
Interest Rates U.S.	261,305	0.51%	1,592,113	33,462	332,514
Interest Rates Non-U.S.	1,659,921	3.23%	2,147,638	159,067	874,705
Livestock	129,685	0.25%	636,728	80,245	332,206
Metals	1,952,797	3.80%	4,399,127	992,841	2,878,470
Softs	762,762	1.49%	1,336,257	553,594	890,767

Total	$8,591,616	16.73%

*	Annual average of month-end Values at Risk

As of September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master. Prior to the full redemption of Blackwater Master, the Partnership owned approximately 45.0% of Blackwater Master.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

        On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises  claims  under  the  Massachusetts  Uniform  Securities  Act,  the  Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory  and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Reedemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	67.9000	$1,560.06	N/A	N/A
August 1, 2015 - August 31, 2015	72.3620	$1,544.64	N/A	N/A
September 1, 2015 - September 30, 2015	84.6060	$1,584.79	N/A	N/A
	224.8680	$1,564.40

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — Not Applicable

Item 5. Other Information — None

Item 6. Exhibits

Exhibits:

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 12, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 1998 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Change to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(i) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(k) to the Quarterly Report on Form 10-Q filed on August 13, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement, dated June 15, 1998 (filed as Exhibit A to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Amendment No. 1 to the Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated October 21, 1998 (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Smith Barney Inc., and European American Bank, dated October 21, 1998 (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 22, 1998 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Aspect Capital Management Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Annual Report on Form 10-K filed on March 28, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Management Limited, from June 30, 2014 to June 30, 2015, (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated October 1, 2005 (filed as Exhibit 33.1 to the Quarterly Report on Form 10-Q/A filed on November 16, 2005 and incorporated herein by reference).

(a)	Amendment to the Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated June 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

(b)	Second Amendment to the Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited, dated August 1, 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

(c)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, from June 30, 2014 to June 30, 2015, (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated October 29, 2010 (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(a)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated December 1, 2013 (filed as Exhibit 10.6(a) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(b)	Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, from June 30, 2014 to June 30, 2015, (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.9	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

(a)	Amendment to the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(b)	Amendment to the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10- Q filed on August 13, 2014 and incorporated herein by reference).

10.10	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

(a)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.11	Amended & Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2015