Form 10-K
period 2015-12-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-03-28
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

                      (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ☐                 No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ☐                 No  ☑

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

Large accelerated filer ☐                            Accelerated filer☐            Non-accelerated filer ☑      Smaller reporting company ☐

  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No  ☑

Limited Partnership Redeemable Units with an aggregate value of $13,252,232 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 8,176.6298 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the Partnership laws of the State of New York on June 15, 1998 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, lumber, livestock and U.S. and non U.S. interest rates. The Partnership and the Funds (defined below) may trade futures and options of any kind. The commodity interests that are indirectly traded by the Partnership, through its investment in the Funds are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $337,000, to the Partnership’s trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 43 under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of December 31, 2015, all commodity trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”) and Altis Partners (Jersey) Limited (“Altis”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Blackwater Capital Management LLC (“Blackwater”) was terminated as an advisor to the Partnership on September 30, 2015. References herein to an “Advisor” or the “Advisors” may also include Blackwater, as appropriate. The Advisors are not affiliated with one another, the General Partner, CGM or MS&Co. and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included on page 16 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be at least equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2018; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership as amended or restated from time to time (the “Limited Partnership Agreement”).

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, including selecting one or more trading advisors to make trading decisions for the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly General Partner fee (formerly, an administrative fee) in return for its services equal to 1/12 of 0.9% (0.9% per year) of month-end net assets of the Partnership.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

Aspect Master’s and Altis Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done (and Blackwater Master’s was done) primarily on United States commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds engaged in such trading through commodity brokerage accounts maintained by CGM. References herein to the “Funds” may also include, as relevant, Waypoint Master and Blackwater Master.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

All clearing fees (as defined below) are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2015, the Partnership owned approximately 10.5% and 15.0% of Aspect Master and Altis Master, respectively. At December 31, 2014, the Partnership owned approximately 8.6%, 8.3% and 16.2% of Aspect Master, Altis Master and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investments in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions and losses, if any.

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with Aspect Capital Limited (“Aspect”) and Altis Partners (Jersey) Limited (“Altis”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into management agreements with Blackwater Capital Management LLC (“Blackwater”) and Waypoint Capital Management LLC (“Waypoint”). Waypoint was terminated as an Advisor to the Partnership effective November 30, 2013. Blackwater was terminated as an Advisor to the Partnership effective September 30, 2015. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co./CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay Aspect, Altis, and had paid Blackwater and Waypoint, a monthly management fee equal to 1/12 of 1.25% (1.25% per year), 1/12 of 1.5% (1.5% per year), 1/12 of 0.75% (0.75% per year) and 1/12 of 2% (2% per year), respectively, of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party. Effective August 1, 2015, the monthly management fee paid to Altis was reduced from 1/12 of 1.5% (1.5% per year) to 1/12 of 1.25% (1.25% per year).

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 9/20 of 1.00% (5.40% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership will pay for trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of 4- week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.4% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to an annual rate of 2.0%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, ongoing selling agent fee, General Partner fee, incentive fee accrual and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data”. The Partnership’s capital as of December 31, 2015 was $13,511,960.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees, General Partner fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The	Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisor(s), the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shared from mutual funds affiliated and/or unaffiliated with the General partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership, through its investment in the Funds, achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. commodity exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership/Funds.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006- 1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016 was 409.

(c)	Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units in the years ended December 31, 2015, 2014 and 2013. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Reedemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	50.0000	$ 1,576.67	N/A	N/A
November 1, 2015 - November 30, 2015	95.9580	$ 1,646.44	N/A	N/A
December 1, 2015 - December 31, 2015	119.2080	$ 1,590.58	N/A	N/A
	265.1660	$ 1,608.17	N/A	N/A

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

Item 6. Selected Financial Data

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$841,906	$2,513,437	$(386,776)	$(733,857)	$(717,931)
Total investment income	894	2,062	4,923	9,820	7,193
Total expenses	(968,050)	(991,308)	(1,404,782)	(1,639,737)	(2,085,222)

Net income (loss)	$(125,250)	$1,524,191	$(1,786,635)	$(2,363,774)	$(2,795,960)

Increase (decrease) in net asset value per Redeemable Unit	$(14.52)	$168.48	$(165.56)	$(201.64)	$(207.13)

Net asset value per Redeemable Unit	$1,590.58	$1,605.10	$1,436.62	$1,602.18	$1,803.82

Total assets	$13,966,891	$15,095,759	$15,315,018	$18,382,870	$22,955,083

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting Advisors for the Partnership, the General Partner considered, among other things, the Advisors’ past performance trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership.

While the Partnership and the Funds have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

As of December 31, 2015, the programs traded by each Advisor on behalf of the Partnership are: Aspect — Diversified Program and Altis — The Global Futures Portfolio Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional advisors at any time. As of September 30, 2015 the Partnership redeemed its interest in Blackwater Master. As of December 31, 2015 and September 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2015		September 30, 2015
Aspect Capital Limited.	$6,895,536	51%	$5,565,443		40%
Altis Partners (Jersey) Limited.	$6,616,424	49%	$4,025,963		29%
Blackwater Capital Management LLC	$-	0%	$4,291,558	*	31%

* Prior to the Partnership’s redemption of its interest in Blackwater Master.

Aspect Capital Limited

Aspect trades the Aspect Diversified Program (the “Diversified Program”) on behalf of the Partnership. The Diversified Program is a proprietary systematic global futures trading program. Its goal is the generation of significant medium-term capital growth independent of stock and bond market returns within a rigorous risk management framework.

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

Altis Partners (Jersey) Limited

Altis trades its Global Futures Portfolio Program on behalf of the Partnership. It is a proprietary, systematic, automated trading system. The Global Futures Portfolio Program currently trades in over 100 futures markets on recognized futures exchanges globally. Altis may add or remove markets from the trading system in response to changes in market liquidity. Under the fully automated system, changes in market prices are forecast over a number of future periods and the portfolio is optimized to take best advantage of these forecasts. Forecasts are derived from a number of quantitative market phenomena; for instance, directional movement components look for persistent upward or downward price movements over a number of time-scales, and anti-trending components are invoked when such movements may have gone too far too fast. Other inputs are derived from changes in perceived instrument volatility and the effect of one market against another closely correlated one.

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

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2015 through December 31, 2015 the average allocation by commodity market sector for each of the Funds was as follows:

CMF Aspect Master Fund L.P.

Currencies	37.8%
Energy	10.9%
Grains	3.8%
Indices	13.4%
Interest Rates U.S.	3.5%
Interest Rates Non-U.S.	13.3%
Livestock	0.9%
Metals	12.7%
Softs	3.7%

CMF Altis Partners Master Fund L.P.

Currencies	23.7%
Energy	8.9%
Grains	7.5%
Indices	17.3%
Interest Rates U.S.	3.1%
Interest Rates Non-U.S.	9.0%
Livestock	3.6%
Metals	17.4%
Softs	9.5%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures and forward contracts and U.S. Treasury bills, at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

(vi)

The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The terms “spread” and “straddle” describe a commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.9% to 28.0% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnerships/Funds had credit risk and concentration risk during the reporting period and during prior periods, as MS&Co., CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in U.S. Treasury bills, money market mutual funds securities, commodity futures and forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing fees, General Partner fees and advisory fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of its Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemption from the Funds. For the year ended December 31, 2015, 791.0720 Redeemable Units were redeemed totaling $1,267,804. For the year ended December 31, 2014, 1,111.3570 Redeemable Units were redeemed totaling $1,556,036 and 10.3600 General Partner Redeemable Units were redeemed totaling $15,184. For the year ended December 31, 2013, 792.0620 Redeemable Units were redeemed totaling $1,205,622 and 47.0000 General Partner Redeemable Units were redeemed totaling $75,122.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 0.9% from $1,605.10 to $1,590.58. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 11.7% from $1,436.62 to $1,605.10. For the year ended December 31, 2013, the net asset value per Redeemable Unit decreased 10.3% from $1,602.18 to $1,436.62.

The Partnership experienced a net trading gain, through investments in the Funds, before fees and expenses in 2015 of $841,906. Gains were primarily attributable to the Funds’ trading in energy, currencies, livestock, metals and U.S. and non-U.S. interest rates and were partially offset by losses in grains, softs and indices. The net trading gains or losses for the Partnership/Funds are discussed on page 42 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the agricultural markets during June from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. During October, losses in this sector were experienced during the first half of the month from short coffee and sugar futures positions as prices increased amid crop concerns after reports of dry conditions in Brazil’s growing regions. Additional losses were experienced during January from long positions in cocoa futures as prices fell after industry reports indicated crop harvests from the Ivory Coast would exceed analysts’ expectations. Within the global stock index sector, losses were experienced during August from long positions in U.S., Asian, and European equity index futures as prices declined sharply amid investor concern over the economic slowdown in China. Losses were also recorded during December from long positions in European, U.S., and Asian equity index futures as prices fell after weakness in Chinese economic data revived concern about the stability of the global economy. Additional losses in this sector were incurred during June from long positions in Asian and U.S. equity index futures as prices weakened as concerns over Greece’s efforts to avoid a default weighed on global financial markets. The Partnership’s losses the year were offset by trading gains achieved within the energy markets during November and December from short positions in crude oil and its related products as prices weakened as the failure of the OPEC nations to cut production highlighted a growing global supply glut. Gains within the energy markets were also recorded during July, August, September and October as prices plunged as U.S. oil production reached record levels. Within the currency markets, gains were recorded during January from short positions in the euro versus the U.S. dollar as the relative value of the euro declined amid a deteriorating economic outlook in Europe. Currency gains were also recorded during November from short positions in the euro, Swiss franc, and British pound versus the U.S. dollar after the relative value of the dollar advanced as positive economic indicators increased speculation the U.S. Federal Reserve (the “Fed”) would increase interest rates. Additional gains in the currency sector were recorded during July from short positions in the Canadian dollar versus the U.S. dollar. Within the metals sector, gains were recorded during July from short position in aluminum and copper futures as prices moved lower amid increased concern a slowdown in the Chinese economy would diminish demand for industrial metals. Gains were also experienced within this sector during January from short positions in copper futures as prices fell over growing concern a slowdown in Chinese manufacturing would limit demand for the industrial metal. Within the global interest rate sector, gains were achieved during January from long positions in European, U.S., and Australian fixed income futures as prices moved higher as investor concern about the economic recovery in Europe spurred demand for the relative “safety” of government assets. Further gains were recorded in this sector during the third quarter.

The Partnership experienced a net trading gain, through investments in the Funds, before fees and expenses in 2014 of $2,513,437. Gains were primarily attributable to the Funds’ trading in energy, currencies, grains and U.S. and non-U.S. interest rates and were partially offset by gains in livestock, metals, softs and indices.

The most significant gains were achieved within the fixed income sector during October, November, and December in from long positions in European fixed income futures as prices advanced on increased speculation the European Central Bank would increase its quantitative easing measures to stimulate the Eurozone’s stagnant economy. Additional gains within the sector were experienced during May and August from long positions in European fixed income futures as prices moved higher as investors speculated central banking authorities in Europe and Asia would increase stimulus measures to raise inflation. Within the energy markets, gains were experienced primarily during October, November and December from short positions in crude oil and its related contracts as prices moved lower amid rising U.S. oil production and after the OPEC nations failed to cut output in response to the global supply glut. Within the currency sector, gains were experienced primarily during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains during August were recorded from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced after the U.S. Federal Reserve Bank indicated it was committed to keeping inflation in check. During December, gains were achieved from short positions in the euro versus the U.S. dollar as the relative value of the dollar strengthened after economic indicators showed the growth of the U.S. economy was outpacing its European counterparts. Within the agricultural markets, gains were experienced during September from short positions in corn and wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop levels in 2014. Additional gains in this sector were recorded during June from long positions in cattle futures as increased beef demand combined with U.S. farm herds being at reduced levels due to droughts in Texas and California boosted prices. A portion of the Partnership’s gains for the year was offset by losses incurred within the global stock index sector during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were recorded during October from long positions in U.S., European, and Asian equity index futures as prices fell early in the month amid investor concern of stagnant economic growth rates in Europe and Asia and expectations of higher interest rates in the U.S. Within the metals markets, losses were incurred during February from short positions in aluminum futures as prices advanced after a report showed China’s new credit increased to a record during January, boosting demand prospects for industrial metals.

Interest income on 80% of the average daily equity maintained in cash in each of the Fund’s brokerage accounts was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income for the three and twelve months ended December 31, 2015 decreased by $279 and $1,168, respectively, as compared to the corresponding periods in 2014. This decrease in interest income was due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depends on the average daily equity maintained in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor the commodity broker had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $1,426 and $168,178, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees was due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2015 increased by $1,542 and $8,517, respectively, as compared to the corresponding periods in 2014. The increase in management fees was due to a higher average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended December 31, 2015 decreased by $839, as compared to the corresponding period in 2014. The decrease in General Partner fees for the three months ending December 31, 2015 is primarily due to lower average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 was $130,200. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Incentives fees for the years ended December 31, 2015 and 2014 were $78,282 and $13,643, respectively.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $218,073 and $253,511, respectively.

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “Overview” section of this Item 7.

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

(g) Critical Accounting Policies.

Partnership’s Investments.  The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per Redeemable Unit as calculated by the Fund.

Funds’ Investments.  All commodity interests including derivative financial instruments and derivative commodity instruments, held by the Partnership and the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swap and certain option contracts for which market quotations are not readily available, are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metals contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metals contracts are included in the Funds’ Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main lines of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. A Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Fund’s open positions and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that a Fund’s losses in any market sector will be limited to Value at Risk or by the Funds’ attempt to manage its market risk.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near- term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures- equivalent margin is not available, dealers’ margins have been used.

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

The following tables indicate the trading value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014. As of December 31, 2015, the Partnership’s total capitalization was $13,511,960.

December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$944,960	6.99%
Energy	257,951	1.91
Grains	204,755	1.52
Indices	310,022	2.29
Interest Rates U.S.	24,450	0.18
Interest Rates Non-U.S.	273,341	2.02
Livestock	72,092	0.53
Metals	456,693	3.38
Softs	188,768	1.41

Total	$2,733,032	20.23%

As of December 31, 2014, the Partnership’s total capitalization was $14,905,014.

December 31, 2014
		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$563,645	3.78%
Energy	187,840	1.26
Grains	163,830	1.10
Indices	249,267	1.67
Interest Rates U.S.	60,592	0.41
Interest Rates Non-U.S.	397,659	2.67
Livestock	20,725	0.14
Metals	315,852	2.12
Softs	102,268	0.69

Total	$2,061,678	13.84%

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 10.5% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,828,841	5.59%	$7,618,931	$621,769	$4,403,903
Energy	1,762,255	2.57	1,969,743	529,815	1,264,041
Grains	659,130	0.96	659,130	169,143	465,015
Indices	1,018,193	1.49	3,365,637	476,501	1,708,786
Interest Rates U.S.	131,024	0.19	700,590	89,018	389,407
Interest Rates Non-U.S.	1,272,166	1.86	2,845,509	676,060	1,469,168
Livestock	142,395	0.21	197,120	42,240	94,870
Metals	1,538,342	2.25	2,140,747	635,320	1,398,537
Softs	233,924	0.34	609,644	131,849	411,387

Total	$10,586,270	15.46%

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 8.6% of
Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78	2,217,050	350,285	1,038,970
Grains	177,860	0.23	1,084,329	177,860	478,736
Indices	1,694,021	2.16	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39	3,729,772	757,202	2,139,887
Livestock	115,830	0.15	217,350	29,040	109,643
Metals	641,723	0.82	1,569,663	534,577	901,895
Softs	453,010	0.58	478,791	169,885	351,314

Total	$12,774,164	16.30%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Altis Master’s total capitalization was $44,314,279. The Partnership owned approximately 15.0% of Altis Master. As of December 31, 2015, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,619,547	8.17%	$4,043,379	$762,004	$2,314,790
Energy	486,097	1.10	1,849,188	317,820	823,518
Grains	903,643	2.04	1,584,736	341,578	683,784
Indices	1,354,076	3.05	2,594,991	430,768	1,621,815
Interest Rates U.S.	71,280	0.16	1,118,118	2,079	312,585
Interest Rates Non-U.S.	931,757	2.10	1,742,647	196,947	787,732
Livestock	380,936	0.86	802,340	81,978	355,740
Metals	1,967,779	4.44	2,182,160	655,693	1,639,449
Softs	1,094,704	2.47	1,320,826	331,654	907,082

Total	$10,809,819	24.39%

As of December 31, 2014, Altis Master’s total capitalization was $51,362,633. The Partnership owned approximately 8.3% of
Altis Master. As of December 31, 2014, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis Master for trading) was as follows:

December 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$762,004	1.49%	$2,500,488	$676,543	$1,240,735
Energy	795,517	1.55	2,239,925	225,837	1,246,149
Grains	1,413,845	2.75	3,309,847	105,669	1,160,262
Indices	853,780	1.66	4,747,619	490,193	2,482,617
Interest Rates U.S.	261,305	0.51	1,592,113	33,462	332,514
Interest Rates Non-U.S.	1,659,921	3.23	2,147,638	159,067	874,705
Livestock	129,685	0.25	636,728	80,245	332,206
Metals	1,952,797	3.80	4,399,127	992,841	2,878,470
Softs	762,762	1.49	1,336,257	553,594	890,767

Total	$8,591,616	16.73%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2014, Blackwater Master’s total capitalization was $24,930,097. The Partnership owned approximately 16.2% of Blackwater Master. As of December 31, 2014, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$241,401	0.97%	$3,189,941	$51,293	$1,235,089
Energy	13,200	0.05	658,814	10,560	296,649
Grains	192,500	0.77	938,926	2,750	171,159
Indices	201,959	0.81	3,462,814	145,756	999,140
Interest Rates U.S.	92,400	0.37	655,463	8,580	221,480
Interest Rates Non-U.S.	193,198	0.78	1,412,783	17,944	399,111
Metals	608,528	2.44	2,895,022	340,845	928,952

Total	$1,543,186	6.19%

*	Annual average of month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Funds are typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Funds. The magnitude of the Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2015 by market sector:

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

The following were the only non-trading risk exposures of the Funds as of December 31, 2015.

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Schedules of Investments at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013, Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect mis- statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of com- pliance with the policies or procedures may deteriorate.

The management of Global Diversified Futures Fund L.P. has assessed the effectiveness of the Partner- ship’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Global Diversified Futures Fund L.P.	Global Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Global Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Global Diversified Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Global Diversified Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Global Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets:
Investment in Funds, at fair value (Note 6)	$13,824,770	$15,044,274
Cash (Note 3c)	142,121	51,485

Total assets	$13,966,891	$15,095,759

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$23,278	$25,160
Management fees (Note 3b)	14,380	14,819
General Partner fees (Note 3a)	10,353	11,242
Incentive Fees (Note 3b)	78,282	13,643
Professional fees	139,028	81,895
Redemptions payable to Limited Partners (Note 7)	189,610	43,986

Total liabilities	454,931	190,745

Partners’ Capital: (Notes 1 and 7)
General Partner, 100.5634 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	159,954	161,414
Limited Partners, 8,394.4128 and 9,185.4848 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	13,352,006	14,743,600

Total partners’ capital	13,511,960	14,905,014

Total liabilities and partners’ capital	$13,966,891	$15,095,759

Net asset value per Redeemable Unit	$1,590.58	$1,605.10

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$7,181,181	53.15%
CMF Altis Partners Master Fund L.P.	6,643,589	49.17

Total investment in Funds	$13,824,770	102.32%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2014

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$6,726,238	45.12%
CMF Altis Partners Master Fund L.P.	4,269,884	28.65
Blackwater Master Fund L.P.	4,048,152	27.16

Total investment in Funds	$15,044,274	100.93%

See accompanying notes to financial statements.

.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income allocated from Funds (Note 3c)	$894	$2,062	$4,923

Expenses:
Expenses allocated from Funds	79,005	69,560	85,311
Ongoing selling agent fees (Note 3c)	292,507	460,685	906,439
Management fees (Note 3b)	169,983	161,466	251,651
General Partner fees (Note 3a)	130,200	32,443	-
Incentive fees (Note 3b)	78,282	13,643	-
Professional fees	218,073	253,511	161,381

Total expenses	968,050	991,308	1,404,782

Net investment loss	(967,156)	(989,246)	(1,399,859)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on closed contracts allocated from Funds	1,999,148	2,486,888	(408,313)
Net change in unrealized gains (losses) on open contracts allocated from Funds	(1,157,242)	26,549	21,537

Total trading results	841,906	2,513,437	(386,776)

Net income (loss)	$(125,250)	$1,524,191	$(1,786,635)

Net income (loss) per Redeemable Unit (Note 8)*	$(14.52)	$168.48	$(165.56)

Weighted average Redeemable Units outstanding	8,984.4678	9,919.8681	10,870.6324

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital for the years ended

December 31, 2015, 2014 and 2013

	Limited	General
	Partners	Partner	Total
Partners’ Capital, December 31, 2012	$17,766,400	$253,022	$18,019,422
Net income (loss)	(1,768,090)	(18,545)	(1,786,635)
Redemptions of 47.0000 of General Partner Redeemable Units	-	(75,122)	(75,122)
Redemptions of 792.0620 Redeemable Units	(1,205,622)	-	(1,205,622)

Partners’ Capital, December 31, 2013	14,792,688	159,355	14,952,043
Net income (loss)	1,506,948	17,243	1,524,191
Redemptions of 10.3600 of General Partner Redeemable Units	-	(15,184)	(15,184)
Redemptions of 1,111.3570 Redeemable Units	(1,556,036)	-	(1,556,036)

Partners’ Capital, December 31, 2014	14,743,600	161,414	14,905,014
Net income (loss)	(123,790)	(1,460)	(125,250)
Redemptions of 791.0720 Redeemable Units	(1,267,804)	-	(1,267,804)

Partners’ Capital, December 31, 2015	$13,352,006	$159,954	$13,511,960

Net asset value per Redeemable unit:

2013:	$1,436.62

2014:	$1,605.10

2015:	$1,590.58

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

1.   Partnership Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, option, swap and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are indirectly traded by the Funds (as defined in Note 6, “Investment in Funds”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading on February 2, 1999. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Fund.

Funds’ Investments.  All commodity interests including derivative financial instruments and derivative commodity instruments, held by the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

d.

Income Taxes.   Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status.   Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

g.

Fair Value of Financial Instruments.   The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

h.

Recent Accounting Pronouncements. In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

i.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. Amounts reported as expenses allocated from Funds in the Statements of Income and Expenses were previously reported separately as part of clearing fees and as part of other expenses. Amounts reported as clearing fees related to direct investments in the Statements of Income and Expenses were previously reported as part of clearing fees.

In the financial highlights table, ongoing selling agent fees and clearing fees, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit. This information was previously included as a footnote to the financial highlights table.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

j.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustments to or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership began paying the General Partner a monthly fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 0.9% (0.9% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with Aspect Capital Limited (“Aspect”) and Altis Partners (Jersey) Limited (“Altis”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into management agreements with Blackwater Capital Management LLC (“Blackwater”) and Waypoint Capital Management LLC (“Waypoint”). Waypoint was terminated as an Advisor to the Partnership effective November 30, 2013. Blackwater was terminated as an Advisor to the Partnership effective September 30, 2015. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co./CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay Aspect, Altis, and had paid Blackwater and Waypoint, a monthly management fee equal to 1/12 of 1.25% (1.25% per year), 1/12 of 1.5% (1.5% per year), 1/12 of 0.75% (0.75% per year) and 1/12 of 2% (2% per year), respectively, of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party. Effective August 1, 2015, the monthly management fee paid to Altis was reduced from 1/12 of 1.5% (1.5% per year) to 1/12 of 1.25% (1.25% per year).

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 9/20 of 1.00% (5.40% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay for trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

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

Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, ongoing selling agent fee, General Partner fee, incentive fee accrual and other expenses and any redemptions or distributions as of the end of such month.

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

The MS&Co. Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and trans- action fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swap and certain option contracts for which market quotations are not readily available, are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership pur- chased 4,959.4220 units of Waypoint Master with cash equal to $4,959,422. Waypoint Master permitted commodity pools managed by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. On November 30, 2013, the Partnership fully redeemed its investment in Waypoint Master for cash equal to $3,520,485.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partner- ship invested in Blackwater Master with cash equal to $5,000,000. Effective the close of business on September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $4,444,524.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

Aspect Master’s and Altis Master’s (collectively, the Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on United States commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained by MS&Co. During a prior period included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained by CGM. References herein to “Funds” may also include, as relevant, reference to Blackwater Master and Waypoint Master.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

Management, General Partner and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At December 31, 2015, the Partnership owned approximately 10.5% and 15.0% of Aspect Master and Altis Master, respectively. At December 31, 2014, the Partnership owned approximately 8.6%, 8.3% and 16.2% of Aspect Master, Altis Master, and Blackwater Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	December 31, 2015
			Total Partners’
	Total Assets	Total Liabilities	Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Altis Master	44,778,165	463,886	40,413,016

	December 31, 2014
			Total Partners’
	Total Assets	Total Liabilities	Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Altis Master	51,413,912	51,279	51,362,633
Blackwater Master	24,973,305	43,208	24,930,097

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the Year Ended December 31, 2015

	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(225,822)	$8,457,822	$8,232,000
Altis Master	(290,420)	1,080,015	452,968
Blackwater Master (a)	(39,750)	87,198	47,448

	For the Year Ended December 31, 2014

	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(296,488)	$19,798,779	$19,502,291
Altis Master	(359,914)	5,510,697	5,150,783
Blackwater Master	(72,105)	(545,462)	(617,567)

(a) For the period January 1, 2015 through September 30, 2015, prior to the Partnership’s redemption of its interest in Blackwater Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2015		For the year ended December 31, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	53.15%	$7,181,181	$752,386	$11,660	$8,173	$732,553	Commodity Portfolio	Monthly
Altis Master	49.17%	6,643,589	49,645	23,497	8,843	17,305	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	40,769	7,131	19,701	13,937	Commodity Portfolio	Monthly

Total		$13,824,770	$842,800	$42,288	$36,717	$763,795

	December 31, 2014		For the year ended December 31, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	45.12%	$6,726,238	$1,843,030	$12,938	$10,832	$1,819,260	Commodity Portfolio	Monthly
Altis Master	28.65%	4,269,884	564,348	15,936	7,435	540,977	Commodity Portfolio	Monthly
Blackwater Master	27.16%	4,048,152	108,121	10,896	11,523	85,702	Commodity Portfolio	Monthly

Total		$15,044,274	$2,515,499	$39,770	$29,790	$2,445,939

(a)	For the period January 1, 2015 through September 30, 2015, prior to the Partnership’s redemption of its interest in Blackwater Master.

7.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net realized and unrealized gains (losses)	$92.89	$268.56	$(36.83)
Net investment loss	(107.41)	(100.08)	(128.73)

Increase (decrease) for the year	(14.52)	168.48	(165.56)
Net asset value per Redeemable Unit, beginning of year	1,605.10	1,436.62	1,602.18

Net asset value per Redeemable Unit, end of year	$1,590.58	$1,605.10	$1,436.62

Global Diversified Futures Fund L.P.

Notes to Financial Statements

	2015	2014	2013
Ratios to average net assets:
Net investment loss*	(6.7)%	(7.1)%	(8.4)%

Operating expenses	6.2%	7.1%	8.4%
Incentive fees	0.5%	0.1%	-%

Total expenses	6.7%	7.2%	8.4%

Total return:
Total return before incentive fees	(0.4)%	11.8%	(10.3)%
Incentive fees	(0.5)%	(0.1)%	-%

Total return after incentive fees	(0.9)%	11.7%	(10.3)%

* Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partners class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds.

9.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap, and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange- traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.9% to 28.0% of the Funds’ contracts are traded OTC.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

Forward Foreign Currency Contracts.  Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts.  Metals contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metals contracts are included in the Funds’ Statements of Income and Expenses.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership’s/Funds’ had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Funds’ counterparties were an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$276,328	$1,107,402	$(1,698,221)	$1,156,397
Total investment income	105	299	220	270
Total expenses	(221,005)	(275,188)	(104,579)	(367,278)

Net income (loss)	$55,428	$832,513	$(1,802,580)	$789,389

Increase (decrease) in net asset value per Redeemable Unit	$5.79	$93.17	$(198.66)	$85.18

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$1,600,548	$1,063,253	$844,732	$(995,096)
Total investment income	384	351	453	874
Total expenses	(299,012)	(208,478)	(199,627)	(284,191)

Net income (loss)	$1,301,920	$855,126	$645,558	$(1,278,413)

Increase (decrease) in net asset value per Redeemable Unit	$139.52	$87.97	$63.96	$(122.97)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director), and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner fees, as described under “Item 1. Business.” During the year ended 2015, the General Partner earned $130,200 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $292,507 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, MS&Co. earned $42,288 in trading fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisors earned $169,983 in management fees and $78,282 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2015:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class
General Partner Redeemable Units	General Partner	100.5634	1.2%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None

(b)	Review, approval or ratification of transactions with related persons. Not applicable

(c)

Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive from the Partnership are set forth under “Item 1. Business.” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015                $64,200

2014                $65,500

(2)	Audit-Related Fees. None

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advices and tax planning.

(4)	All Other Fees. None.

(5)	Not applicable.

(6)	Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Schedules of Investments at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements

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

(i)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.1(i) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference)

(k)

Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.l(k) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement, dated June 15, 1998 (filed as Exhibit A to the Registration Statement on Form S-1 filed on August 20, 1998 and incorporated herein by reference).

(a)	Amendment No. 1 to the Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement, dated January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.1 —

Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Annual Report on Form 10-K filed on March 28, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited, from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed herewith).

10.2 —

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

(c)	Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed herewith).

10.3 —

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

(a)

Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, dated December 1, 2013 (filed as Exhibit 10.6(a) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(b)

Letter from the General Partner extending Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC, from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed herewith).

10.5 —

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 8, 2016 and incorporated herein by reference).

10.6 —

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 14, 2013 and incorporated herein by reference).

(a)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.11 —

Amended & Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

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

101.DEF        XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFED FUTURES FUND L.P.

By: Ceres Managed Futures LLC
(General Partner)

By: /s/	Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.