Form 10-Q
period 2016-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-08-11
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐      No ☑

As of July 31, 2016, 7,497.1548 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015

Assets:

Investment in the Funds (1), at fair value	$6,171,734	$13,824,770
Redemptions receivable from Fund	5,465,473	-
Cash at MS&Co.	123,489	142,121
Cash at bank	607	-

Total assets	$11,761,303	$13,966,891

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$19,602	$23,278
Management fees	12,092	14,380
General Partner fees	8,707	10,353
Incentive fees	-	78,282
Professional fees	132,952	139,028
Redemptions payable to Limited Partners	262,944	189,610

Total liabilities	436,297	454,931

Partners’ Capital:
General Partner, 100.5634 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	146,019	159,954
Limited Partners, 7,698.9678 and 8,394.4128 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	11,178,987	13,352,006

Total partners’ capital (net asset value)	11,325,006	13,511,960

Total liabilities and partners’ capital	$11,761,303	$13,966,891

Net asset value per Redeemable Unit	$1,452.01	$1,590.58

(1) Defined in Note 1.

See accompanying notes to financial statements. 3

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

		% of Partners’
	Fair Value	Capital
Investment in the Funds
CMF Aspect Master Fund L.P.	$7,181,181	53.15%
CMF Altis Partners Master Fund L.P.	6,643,589	49.17

Total investment in the Funds	$13,824,770	102.32%

See accompanying notes to financial statements. 4

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Funds	$4,555	$220	$10,811	$490

Expenses:
Expenses allocated from the Funds	23,353	21,801	40,649	39,926
Ongoing selling agent fees	58,862	71,565	126,672	150,668
Management fees	36,290	41,089	78,155	87,077
General Partner fees	26,129	31,857	56,272	67,115
Incentive fees	(12,681)	(115,918)	-	-
Professional fees	35,672	54,185	71,946	127,071

Total expenses	167,625	104,579	373,694	471,857

Net investment loss	(163,070)	(104,359)	(362,883)	(471,367)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(945,093)	(818,933)	(879,775)	885,212
Net change in net unrealized gains (losses) on open contracts allocated from the Funds	501,282	(879,288)	101,084	(1,427,036)

Total trading results	(443,811)	(1,698,221)	(778,691)	(541,824)

Net income (loss)	(606,881)	(1,802,580)	(1,141,574)	(1,013,191)
Redemptions—Limited Partners	(583,928)	(211,451)	(1,045,380)	(489,588)

Net increase (decrease) in Partners’ Capital	(1,190,809)	(2,014,031)	(2,186,954)	(1,502,779)
Partners’ Capital, beginning of period	12,515,815	15,416,266	13,511,960	14,905,014

Partners’ Capital, end of period	$11,325,006	$13,402,235	$11,325,006	$13,402,235

Net asset value per Redeemable Unit (7,799.5312 and 8,985.0102 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,452.01	$1,491.62	$1,452.01	$1,491.62

Net income (loss) per Redeemable Unit*	$(73.19)	$(198.66)	$(138.57)	$(113.48)

Weighted average Redeemable Units outstanding	8,091.4242	9,065.3642	8,239.0442	9,163.7127

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements. 5

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership, through its investment in the Funds (defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interests (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”), which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds. Blackwater Capital Management LLC (“Blackwater”) was terminated as an advisor to the Partnership as of September 30, 2015. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. References herein to “Advisor” (each, an “Advisor” and collectively, the “Advisors”), shall also include Blackwater and Altis, as appropriate.

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of adjusted month end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments: The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per Redeemable Unit as calculated by the Funds.

Fund’s Investments: All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership/Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Fair Value of Financial Instruments: The carrying value of the Partnership’s/Fund’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(53.04)	$(187.07)	$(94.53)	$(62.27)
Net investment loss	(20.15)	(11.59)	(44.04)	(51.21)

Increase (decrease) for the period	(73.19)	(198.66)	(138.57)	(113.48)
Net asset value per Redeemable Unit, beginning of period	1,525.20	1,690.28	1,590.58	1,605.10

Net asset value per Redeemable Unit, end of period	$1,452.01	$1,491.62	$1,452.01	$1,491.62

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.0)%	(5.3)%	(5.9)%	(6.4)%

Operating expense	6.2%	6.1%	6.0%	6.4%
Incentive fees	(0.1)%	(0.8)%	-%	-%

Total expenses	6.1%	5.3%	6.0%	6.4%

Total return:
Total return before incentive fees	(4.9)%	(12.5)%	(8.7)%	(7.1)%
Incentive fees	0.1%	0.7%	-%	-%

Total return after incentive fees	(4.8)%	(11.8)%	(8.7)%	(7.1)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees)

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Funds.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Fund’s trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreement with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Fund’s Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds. All clearing fees paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

5.	Fair Value Measurements:

Fund’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Fund’s investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On November 1, 2005, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 13,013.6283 units of Altis Master with cash equal to $11,227,843 and a contribution of open commodity futures and forward contracts with a fair value of $1,785,785. Effective the close of business on June 30, 2016, the Partnership fully redeemed its investment in Altis Master for cash equal to $5,465,473.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2016.

The Fund’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. The clearing fees are borne by the Funds and allocated to the Fund’s limited partners including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2016, the Partnership owned approximately 10.8% of Aspect Master. At December 31, 2015, the Partnership owned approximately 10.5% and 15.0% of Aspect Master and Altis Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	June 30, 2016
			Total Partners’
	Total Assets	Total Liabilities	Capital
Aspect Master	$57,339,968	$40,072	$57,299,896
Altis Master	34,512,885	34,512,885	-

	December 31, 2015
			Total Partners’
	Total Assets	Total Liabilities	Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Altis Master	44,778,165	463,886	44,314,279

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(29,293)	$(934,276)	$(963,569)
Altis Master	(97,959)	(2,266,823)	(2,364,782)

	For the six months ended June 30, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(54,116)	$527,474	$473,358
Altis Master	(150,778)	(5,588,130)	(5,738,908)

	For the three months ended June 30, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(66,963)	$(10,562,657)	$(10,629,620)
Altis Master	(72,470)	(7,143,941)	(7,216,411)
Blackwater Master	(12,900)	(455,735)	(468,635)

	For the six months ended June 30, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(126,673)	$(2,375,011)	$(2,501,684)
Altis Master	(143,062)	(1,926,039)	(2,069,101)
Blackwater Master	(23,133)	(209,927)	(233,060)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	June 30, 2016		For the three months ended June 30, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing fees	Professional fees
Aspect Master	54.50%	$6,171,734	$(110,776)	$3,373	$2,260	$(116,409)	Commodity Portfolio	Monthly
Altis Master (b)	-	-	(328,480)	12,530	5,190	(346,200)	Commodity Portfolio	Monthly

Total		$6,171,734	$(439,256)	$15,903	$7,450	$(462,609)

	June 30, 2016		For the six months ended June 30, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing fees	Professional fees
Aspect Master	54.50%	$6,171,734	$51,573	$6,648	$4,537	$40,388	Commodity Portfolio	Monthly
Altis Master (b)	-	-	(819,453)	21,096	8,368	(848,917)	Commodity Portfolio	Monthly

Total		$6,171,734	$(767,880)	$27,744	$12,905	$(808,529)

	December 31, 2015		For the three months ended June 30, 2015
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing fees	Professional fees
Aspect Master	53.15%	$7,181,181	$(862,750)	$3,174	$2,315	$(868,239)	Commodity Portfolio	Monthly
Altis Master	49.17%	6,643,589	(724,592)	4,922	2,522	(732,036)	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	(110,659)	2,391	6,477	(119,527)	Commodity Portfolio	Monthly

Total		$13,824,770	$(1,698,001)	$10,487	$11,314	$(1,719,802)

	December 31, 2015		For the six months ended June 30, 2015
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing fees	Professional fees
Aspect Master	53.15%	$7,181,181	$(175,334)	$5,940	$4,609	$(185,883)	Commodity Portfolio	Monthly
Altis Master	49.17%	6,643,589	(267,671)	8,673	5,246	(281,590)	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	(98,329)	4,490	10,968	(113,787)	Commodity Portfolio	Monthly

Total		$13,824,770	$(541,334)	$19,103	$20,823	$(581,260)

(a)	For the period January 1, 2015 through September 30, 2015, prior to the Partnership’s redemption of its interest in Blackwater Master.
(b)	For the period January 1, 2016 through June 30, 2016, prior to the Partnership’s redemption of its interest in Altis Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.5% to 38.1% of the Fund’s contracts are traded OTC.

Futures Contracts: The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts: Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Fund’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts: Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Fund’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Fund’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. the Partnership’s/Fund’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s/Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership’s capital decreased 16.2% from $13,511,960 to $11,325,006. This decrease was attributable to a net loss of $1,141,574, coupled with redemptions of 695.4450 Limited Partner Redeemable Units totaling $1,045,380. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit decreased 4.8% from $1,525.20 to $1,452.01 as compared to a decrease of 11.8% in the second quarter of 2015. The Partnership experienced a net trading loss, before fees and expenses in the second quarter of 2016 of $443,811. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, indices, U.S. interest rates, livestock, and metals and were partially offset by gains in currencies, grains, non-U.S. interest rates and softs. The Partnership experienced a net trading loss, before fees and expenses in the second quarter of 2015 of $1,698,221. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices, and were partially offset by gains in softs.

The most significant losses were incurred within the metals markets during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished demand for precious metals. Additional losses in this sector were experienced during April from short positions in nickel, copper, and aluminum futures as prices moved higher on signs of increased demand from China and shrinking global stockpiles. Within the global stock index sector, losses were experienced during June from long positions in Asian and European equity index futures as prices retreated amid the global economic turmoil surrounding the Eurozone. Additional losses were recorded within the global stock index sector during April primarily from positions in Asian equity index futures. Losses were also experienced within the energy markets, primarily during April, from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced amid uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European. Within the currency sector, gains were experienced during June from short positions in the euro and British pound versus the U.S. dollar as the values of the European currencies, particularly the pound which dropped sharply, were negatively impacted by the U.K. “Brexit” referendum. Additional gains were achieved during June within the agricultural complex from long positions in sugar and coffee futures as extreme weather conditions in Argentina and Brazil threatened South American crop harvests.

During the Partnership’s six months ended June 30, 2016 the net asset value per Redeemable Unit decreased 8.7% from $1,590.58 to $1,452.01 as compared to a decrease of 7.1% during the six months ended June 30, 2015. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2016 of $778,691. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, indices, U.S. interest rates, livestock, metals, and softs and were partially offset by gains in currencies, grains, and non-U.S. interest rates. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2015 of $541,824. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains and U.S. interest rates, and were partially offset by gains in currencies, non-U.S. interest rates, livestock, metals, softs and indices.

The most significant losses were incurred within the metals markets during February from short positions in zinc futures as prices rallied after industry reports showed production cuts lowered global supplies. Additional losses within this sector were recorded during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished demand for precious metals. Within the global stock index sector, losses were experienced during June from long positions in Asian and European equity index futures as prices retreated amid the global economic turmoil surrounding the Eurozone. Additional losses were recorded within the global stock index sector during January from long positions in U.S. and European equity index futures as prices declined sharply. Further losses in this sector were recorded from positions in Asian equity index futures during April. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices spiked higher on news that El Nino weather patterns brought dry conditions and exacerbated the potential spread of plant disease in South America. Within the energy sector, losses were recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continues to decline. Additional energy losses were incurred during March from positions in natural gas futures. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European. Additional gains in this sector were recorded during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Gains within the currency markets were achieved during June from short positions in the euro and British pound versus the U.S. dollar as the values of the European currencies, particularly the pound which dropped sharply, were negatively impacted by the U.K. “Brexit” referendum. Additional gains within the currency sector were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering.

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

Interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or Funds, as applicable. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three and six months ended June 30, 2016 increased by $4,335 and $10,321, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity in the Partnership’s or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Funds’ and (3) upon interest rates over which the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016, decreased by $12,703 and $23,996, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $4,799 and $8,922, respectively, as compared to the corresponding periods in 2015. The decrease in the management fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $5,728 and $10,843, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2016 and 2015 resulted in a reversal of an incentive fee accrual of $12,681 and $115,918, respectively. There were no incentive fees accrued for the six months ended June 30, 2016 and 2015. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2016 and March 31, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2016		March 31, 2016
Aspect Capital Limited.	$6,152,273	54%	$6,337,570	51%
Altis Partners (Jersey) Limited.	$5,172,733	46%	$6,178,245	49%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main lines of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s/Fund’s open contracts and, consequently in their earnings and cash balances. The Partnership’s/Fund’s market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Fund’s open contracts and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Fund’s past performances are not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Fund’s speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Fund’s experiences to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Fund’s losses in any market sector will be limited to Value at Risk or by the Partnership’s/Fund’s attempts to manage their market risks.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Partnership’s total capitalization was $11,325,006.

June 30, 2016

		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$225,469	1.99%
Energy	30,437	0.27
Grains	35,469	0.31
Indices	63,286	0.56
Interest Rates U.S.	55,448	0.49
Interest Rates Non-U.S.	140,390	1.24
Livestock	5,284	0.04
Metals	37,092	0.33
Softs	42,589	0.38

Total	$635,464	5.61%

As of December 31, 2015, the Partnership’s total capitalization was $13,511,960.

December 31, 2015

		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$944,960	6.99%
Energy	257,951	1.91
Grains	204,755	1.52
Indices	310,022	2.29
Interest Rates U.S.	24,450	0.18
Interest Rates Non-U.S.	273,341	2.02
Livestock	72,092	0.53
Metals	456,693	3.38
Softs	188,768	1.41

Total	$2,733,032	20.23%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2016, Aspect Master’s total capitalization was $57,299,896. The Partnership owned approximately 10.8% of Aspect Master. As of June 30, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,087,678	3.64%	$4,807,437	$2,004,831	$3,582,735
Energy	281,820	0.49	593,615	186,435	309,669
Grains	328,421	0.57	418,368	294,513	338,233
Indices	585,982	1.02	1,308,664	501,719	923,803
Interest Rates U.S.	513,412	0.90	603,213	176,058	308,021
Interest Rates Non-U.S.	1,299,907	2.27	1,660,570	940,012	1,173,596
Livestock	48,923	0.09	79,448	19,751	54,918
Metals	343,443	0.60	675,256	292,857	459,494
Softs	394,340	0.69	394,340	131,904	278,695

Total	$5,883,926	10.27%

*	Average of month-end Values at Risk.

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

As of June 30, 2016, the Partnership fully redeemed its investment in Altis Master.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	118.4250	$1,442.33	N/A	N/A
May 1, 2016 - May 31, 2016	106.9920	$1,403.62	N/A	N/A
June 1, 2016 - June 30, 2016	181.0900	$1,452.01	N/A	N/A
	406.5070	$1,436.45

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

(c)

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

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016