Form 10-Q
period 2016-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-11-10
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☑

As of October 31, 2016, 7,114.2738 Limited Partnership Redeemable Units were outstanding.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Investment in the Funds (1), at fair value	$10,723,457	$13,824,770
Cash at MS&Co.	118,616	142,121
Cash at bank	412	-

Total assets	$10,842,485	$13,966,891

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$18,071	$23,278
Management fees	10,250	14,380
General Partner fees	8,026	10,353
Incentive fees	7,674	78,282
Professional fees	122,744	139,028
Redemptions payable to General Partner	25,001	-
Redemptions payable to Limited Partners	273,612	189,610

Total liabilities	465,378	454,931

Partners’ Capital:
General Partner, 82.9294 and 100.5634 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	117,573	159,954
Limited Partners, 7,236.4718 and 8,394.4128 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	10,259,534	13,352,006

Total partners’ capital (net asset value)	10,377,107	13,511,960

Total liabilities and partners’ capital	$10,842,485	$13,966,891

Net asset value per Redeemable Unit	$1,417.75	$1,590.58

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

September 30, 2016

(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in the Funds
CMF Aspect Master Fund L.P.	$6,400,859	61.68%
PGR Master Fund L.P.	4,322,598	41.66

Total investment in the Funds	$10,723,457	103.34%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

		% of Partners’
	Fair Value	Capital
Investment in the Funds
CMF Aspect Master Fund L.P.	$7,181,181	53.15%
CMF Altis Partners Master Fund L.P.	6,643,589	49.17

Total investment in the Funds	$13,824,770	102.32%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Funds	$5,517	$299	$16,328	$789

Expenses:
Expenses allocated from the Funds	11,122	24,271	51,771	64,197
Ongoing selling agent fees	55,353	70,751	182,025	221,419
Management fees	33,320	39,011	111,475	126,088
General Partner fees	24,637	31,481	80,909	98,596
Incentive fees	7,674	53,637	7,674	53,637
Professional fees	35,400	56,037	107,346	183,108

Total expenses	167,506	275,188	541,200	747,045

Net investment loss	(161,989)	(274,889)	(524,872)	(746,256)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	109,274	466,618	(770,501)	1,351,830
Net change in net unrealized gains (losses) on open contracts allocated from the Funds	(206,694)	640,784	(105,610)	(786,252)

Total trading results	(97,420)	1,107,402	(876,111)	565,578

Net income (loss)	(259,409)	832,513	(1,400,983)	(180,678)
Redemptions - General Partner	(25,001)	-	(25,001)	-
Redemptions - Limited Partners	(663,489)	(351,784)	(1,708,869)	(841,372)

Net increase (decrease) in Partners’ Capital	(947,899)	480,729	(3,134,853)	(1,022,050)
Partners’ Capital, beginning of period	11,325,006	13,402,235	13,511,960	14,905,014

Partners’ Capital, end of period	$10,377,107	$13,882,964	$10,377,107	$13,882,964

Net asset value per Redeemable Unit (7,319.4012 and 8,760.1422 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,417.75	$1,584.79	$1,417.75	$1,584.79

Net income (loss) per Redeemable Unit*	$(34.26)	$93.17	$(172.83)	$(20.31)

Weighted average Redeemable Units outstanding	7,642.4249	8,915.6229	8,040.1711	9,081.0161

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

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds. Blackwater Capital Management LLC (“Blackwater”) was terminated as an advisor to the Partnership as of September 30, 2015. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. References herein to Advisors shall also include Blackwater and Altis, as appropriate.

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”, together with Aspect Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Aspect Master had also entered into a foreign exchange brokerage account agreement with MS&Co. Blackwater Master Fund L.P. (“Blackwater Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) (prior to their liquidation as of the close of business on September 30, 2015 and June 30, 2016, respectively) also entered into a futures brokerage agreement with MS&Co. References herein to the “Funds” shall include Blackwater Master and Altis Master, as appropriate. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation: The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

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

Net Income (Loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services-Investment Companies”. See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s/Fund’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance
(for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(13.06)	$124.01	$(107.55)	$61.74
Net investment loss	(21.20)	(30.84)	(65.28)	(82.05)

Increase (decrease) for the period	(34.26)	93.17	(172.83)	(20.31)
Net asset value per Redeemable Unit, beginning of period	1,452.01	1,491.62	1,590.58	1,605.10

Net asset value per Redeemable Unit, end of period	$1,417.75	$1,584.79	$1,417.75	$1,584.79

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.8)%	(6.8)%	(5.9)%	(6.8)%

Operating expense	5.9%	6.4%	6.0%	6.4%
Incentive fees	0.1%	0.4%	0.1%	0.4%

Total expenses	6.0%	6.8%	6.1%	6.8%

Total return:
Total return before incentive fees	(2.3)%	6.6%	(10.8)%	(0.9)%
Incentive fees	(0.1)%	(0.4)%	(0.1)%	(0.4)%

Total return after incentive fees	(2.4)%	6.2%	(10.9)%	(1.3)%

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015, and for the periods ended September 30, 2016 and 2015, the Fund’s investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On September 1, 2016, the assets allocated to PGR for trading were invested in PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $4,265,000. PGR Master permits accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2016.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At September 30, 2016, the Partnership owned approximately 11.7% of Aspect Master and 18.6% of PGR Master. At December 31, 2015, the Partnership owned approximately 10.5% and 15.0% of Aspect Master and Altis Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	September 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$54,968,036	$34,479	$54,933,557
PGR Master	23,285,844	30,213	23,255,631

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Altis Master	44,778,165	463,886	44,314,279

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(17,102)	$(780,337)	$(797,439)
PGR Master	(12,346)	(332,967)	(345,313)

	For the nine months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(71,218)	$(252,863)	$(324,081)
Altis Master	(150,778)	(5,588,130)	(5,738,908)
PGR Master	(19,216)	(11,598)	(30,814)

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(55,404)	$8,636,148	$8,580,744
Altis Master	(79,868)	2,601,937	2,522,069
Blackwater Master	(16,617)	297,125	280,508

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(182,077)	$6,261,137	$6,079,060
Altis Master	(222,930)	675,898	452,968
Blackwater Master	(39,750)	87,198	47,448

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	September 30, 2016		For the three months ended September 30, 2016
	% of			Expenses
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing fees	Professional fees	Net Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	61.68%	$6,400,859	$(153,104)	$4,475	$3,043	$(160,622)	Commodity Portfolio	Monthly
PGR Master	41.66%	4,322,598	61,201	2,371	1,233	57,597	Commodity Portfolio	Monthly

Total		$10,723,457	$(91,903)	$6,846	$4,276	$(103,025)

	September 30, 2016		For the nine months ended September 30, 2016
	% of			Expenses
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing fees	Professional fees	Net Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	61.68%	$6,400,859	$(101,531)	$11,123	$7,580	$(120,234)	Commodity Portfolio	Monthly
Altis Master (b)	-	-	(819,453)	21,096	8,368	(848,917)	Commodity Portfolio	Monthly
PGR Master	41.66%	4,322,598	61,201	2,371	1,233	57,597	Commodity Portfolio	Monthly

Total		$10,723,457	$(859,783)	$34,590	$17,181	$(911,554)

	December 31, 2015		For the three months ended September 30, 2015
	% of			Expenses
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing fees	Professional fees	Net Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	53.15%	$7,181,181	$706,425	$2,409	$2,312	$701,704	Commodity Portfolio	Monthly
Altis Master	49.17%	6,643,589	262,178	5,848	2,328	254,002	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	139,098	2,641	8,733	127,724	Commodity Portfolio	Monthly

Total		$13,824,770	$1,107,701	$10,898	$13,373	$1,083,430

	December 31, 2015		For the nine months ended September 30, 2015
	% of			Expenses
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing fees	Professional fees	Net Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	53.15%	$7,181,181	$531,091	$8,349	$6,921	$515,821	Commodity Portfolio	Monthly
Altis Master	49.17%	6,643,589	(5,493)	14,521	7,574	(27,588)	Commodity Portfolio	Monthly
Blackwater Master (a)	-	-	40,769	7,131	19,701	13,937	Commodity Portfolio	Monthly

Total		$13,824,770	$566,367	$30,001	$34,196	$502,170

(a)	For the period January 1, 2015 through September 30, 2015, the date the Partnership fully redeemed its interest in Blackwater Master.
(b)	For the period January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 21.0% to 47.3% of the Funds’ contracts are traded OTC.

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

London Metals Exchange Forward Contracts: Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or loss on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership’s capital decreased 23.2% from $13,511,960 to $10,377,107. This decrease was attributable to a net loss of $1,400,983, coupled with redemptions of 1,157.9410 limited partner Redeemable Units totaling $1,708,869 and redemptions of 17.6340 General Partner Redeemable Units totaling $25,001. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit decreased 2.4% from $1,452.01 to $1,417.75 as compared to an increase of 6.2% in the third quarter of 2015. The Partnership experienced a net trading loss, before fees and expenses in the third quarter of 2016 of $97,420. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. interest rates and softs and were partially offset by gains in non-U.S. interest rates, livestock, metals and indices. The Partnership experienced a net trading gain, before fees and expenses in the third quarter of 2015 of $1,107,402. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by losses in indices, livestock and softs.

The most significant losses were incurred within the energy markets during August from short positions in the crude oil complex as prices rose during the first half of the month amid speculation of a potential agreement among the OPEC nations to curtail oil production. Within the agricultural sector, losses were experienced during July from long positions in soybean and soybean meal futures as prices were weighed down by mounting anticipation that growers will collect a record crop this year. Additional losses were recorded from positions in cocoa and sugar futures during July. During August, losses within the currency sector were incurred from long positions in the Australian dollar versus the U.S. dollar as the relative value of the Pacific nation’s currency fell as weakening mining output and falling commodity prices negatively affected Australia’s economic strength. Within the global interest rate markets, losses were recorded during August from long positions in U.S. Treasury note and Treasury bond futures as prices declined after the release of strong employment data in the U.S. led to speculation the U.S. Federal Reserve could raise interest rates as early as September. Additional losses within this sector were experienced during August from positions in Japanese fixed income futures. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy is growing solidly and pushing equity prices higher. Gains were also recorded within the metals markets primarily during July from long positions in silver futures as prices moved higher early in the month as investor concerns over the economic situation in Europe spurred demand for “safe haven” assets.

During the Partnership’s nine months ended September 30, 2016 the net asset value per Redeemable Unit decreased 10.9% from $1,590.58 to $1,417.75 as compared to a decrease of 1.3% during the nine months ended September 30, 2015. The Partnership experienced a net trading loss, before fees and expenses for the nine months ended September 30, 2016 of $876,111. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in currencies, grains and non-U.S. interest rates. The Partnership experienced a net trading gain, before fees and expenses for the nine months ended September 30, 2015 of $565,578. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in grains, livestock and indices.

The most significant losses were incurred within the metals markets during February from short positions in zinc futures as prices rallied after industry reports showed production cuts lowered global supplies. Additional losses within this sector were recorded during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished demand for precious metals. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices spiked higher on news that El Nino weather patterns brought dry conditions and exacerbated the potential spread of plant disease in South America. Additional losses within the agricultural complex were incurred during January and May from long positions in cocoa futures. Within the global stock index sector, losses were experienced during June from long positions in Asian and European equity index futures as prices retreated amid the global economic turmoil surrounding the Eurozone. Additional losses were recorded within the global stock index sector during January from long positions in U.S. and European equity index futures as prices declined sharply. Within the energy sector, losses were recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continues to decline. Additional energy losses were incurred during March from positions in natural gas futures. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European. Additional gains in this sector were recorded during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Gains within the currency markets were achieved during June from short positions in the euro and British pound versus the U.S. dollar as the values of the European currencies, particularly the pound which dropped sharply, were negatively impacted by the U.K. “Brexit” referendum. Additional gains within the currency sector were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering.

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

Interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or Funds, as applicable. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three and nine months ended September 30, 2016 increased by $5,218 and $15,539, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds’ and (3) interest rates over which the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016, decreased by $15,398 and $39,394, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $5,691 and $14,613, respectively, as compared to the corresponding periods in 2015. The decrease in the management fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $6,844 and $17,687, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2016 and 2015 resulted in an incentive fee accrual of $7,674 and $53,637, respectively. Trading performance for the nine months ended September 30, 2016 and 2015 resulted in an incentive fee accrual of $7,674 and $53,637, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2016 and June 30, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2016		June 30, 2016
Aspect Capital Limited	$6,379,511	61%	$6,152,273	54%
Altis Partners (Jersey) Limited.	$-	-	$5,172,733	46%
PGR Capital LLP	$3,997,596	39%	$-	-

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the Partnership’s total capitalization was $10,377,107.

September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$597,056	5.75%
Energy	41,391	0.40
Grains	71,225	0.69
Indices	396,712	3.82
Interest Rates U.S.	98,326	0.95
Interest Rates Non-U.S.	269,619	2.60
Livestock	17,596	0.17
Metals	140,641	1.36
Softs	81,395	0.78

Total	$1,713,961	16.52%

As of December 31, 2015, the Partnership’s total capitalization was $13,511,960.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$944,960	6.99%
Energy	257,951	1.91
Grains	204,755	1.52
Indices	310,022	2.29
Interest Rates U.S.	24,450	0.18
Interest Rates Non-U.S.	273,341	2.02
Livestock	72,092	0.53
Metals	456,693	3.38
Softs	188,768	1.41

Total	$2,733,032	20.23%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended September 30, 2016 and during the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2016, Aspect Master’s total capitalization was $54,933,557. The Partnership owned approximately 11.7% of Aspect Master. As of September 30, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,957,846	7.20%	$4,054,774	$2,491,172	$3,799,796
Energy	140,234	0.26	688,248	134,876	316,064
Grains	325,729	0.59	492,392	325,729	408,678
Indices	1,744,517	3.18	2,562,786	754,200	2,042,767
Interest Rates U.S.	289,754	0.53	749,348	180,433	325,916
Interest Rates Non-U.S.	1,381,430	2.51	1,676,537	1,083,938	1,430,220
Livestock	131,505	0.24	141,570	24,503	92,510
Metals	451,958	0.82	822,388	438,382	614,020
Softs	394,054	0.72	621,153	342,046	473,420

Total	$8,817,027	16.05%

*	Average of month-end Values at Risk.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 10.5% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2015
			Twelve Months Ended December 31, 2015
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

As of December 31, 2015, Altis Master’s total capitalization was $44,314,279. The Partnership owned approximately 15.0% of Altis Master. As of December 31, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2015
			Twelve Months Ended December 31, 2015
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

As of September 30, 2016, PGR Master’s total capitalization was $23,255,631. The Partnership owned approximately 18.6% of PGR Master. As of September 30, 2016, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$720,367	3.10%	$879,668	$442,502	$698,482
Energy	134,323	0.58	718,850	82,324	274,716
Grains	178,035	0.77	200,904	125,626	175,912
Indices	1,035,505	4.45	1,210,405	388,411	966,614
Interest Rates U.S.	346,369	1.49	370,128	12,442	317,871
Interest Rates Non-U.S.	580,602	2.50	816,643	454,452	605,549
Livestock	11,880	0.05	11,880	7,920	11,220
Metals	471,840	2.03	587,708	256,784	463,134
Softs	189,734	0.82	206,086	135,333	182,771

Total	$3,668,655	15.79%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	201.8130	$1,457.83	N/A	N/A
August 1, 2016 - August 31, 2016	67.6930	$1,413.26	N/A	N/A
September 1, 2016 - September 30, 2016	192.9900	$1,417.75	N/A	N/A
	462.4960	$1,434.58

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

(i)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(i) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

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

(a)

Amendment No. 1 to the Limited Partnership Agreement, effective October 1, 2014 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement, effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

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

10.3

Management Agreement among the Partnership, the General Partner and PGR Capital LLP, dated August 11, 2016 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 17, 2016 and incorporated herein by reference).

(a)

Amendment to the Management Agreement among the Partnership, the General Partner and PGR Capital LLP, dated September 15, 2016 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 20, 2016 and incorporated herein by reference).

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

10.5

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Smith Barney (doing business as Morgan Stanley Wealth Management) dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 8, 2016 and incorporated herein by reference).

10.6

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed November 14, 2013 and incorporated herein by reference).

(a)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.11

Amended and Restated Master Services Agreement among the Partnership, the General Partner and SS&C Technologies, Inc. effective March 31, 2015 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016