Form 10-Q
period 2017-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2017-05-11
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                        Accelerated filer ☐            Non-accelerated filer ☑

Smaller reporting company ☐                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

As of April 30, 2017, 6,210.4528 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:

Investment in the Funds (1) , at fair value	$8,144,281	$9,378,857

Cash at MS&Co.	146,097	124,558

Cash at bank	1,022	217

Total assets	$8,291,400	$9,503,632

Liabilities and Partners’ Capital:

Liabilities:

Accrued expenses:

Ongoing selling agent fees	$13,819	$15,839

Management fees	7,891	9,047

General Partner fees	6,096	7,020

Professional fees	150,175	127,806

Redemptions payable to General Partner	-	10,010

Redemptions payable to Limited Partners	112,685	322,222

Total liabilities	290,666	491,944

Partners’ Capital:

General Partner, 75.3044 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	93,740	98,858

Limited Partners, 6,351.9898 and 6,789.2948 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	7,906,994	8,912,830

Total partners’ capital (net asset value)	8,000,734	9,011,688

Total liabilities and partners’ capital	$8,291,400	$9,503,632

Net asset value per Redeemable Unit	$1,244.81	$1,312.78

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

March 31, 2017

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$5,373,465	67.16%

PGR Master Fund L.P.	2,770,816	34.63

Total investment in the Funds	$8,144,281	101.79%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2016

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$5,994,782	66.52%

PGR Master Fund L.P.	3,384,075	37.55

Total investment in the Funds	$9,378,857	104.07%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Funds	$8,716	$6,256

Expenses:
Expenses allocated from the Funds	13,913	17,296
Ongoing selling agent fees	43,523	67,810
Management fees	24,942	41,865
General Partner fees	19,232	30,143
Incentive fees	-	12,681
Professional fees	32,223	36,274

Total expenses	133,833	206,069

Net investment loss	(125,117)	(199,813)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(203,409)	65,318
Net change in net unrealized gains (losses) on open contracts allocated from the Funds	(123,693)	(400,198)

Total trading results	(327,102)	(334,880)

Net income (loss)	(452,219)	(534,693)
Redemptions - Limited Partners	(558,735)	(461,452)

Net increase (decrease) in Partners’ Capital	(1,010,954)	(996,145)
Partners’ Capital, beginning of period	9,011,688	13,511,960

Partners’ Capital, end of period	$8,000,734	$12,515,815

Net asset value per Redeemable Unit (6,427.2942 and 8,206.0382 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,244.81	$1,525.20

Net income (loss) per Redeemable Unit*	$(67.97)	$(65.38)

Weighted average Redeemable Units outstanding	6,706.9285	8,386.6642

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through investments in the Funds. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. References herein to Advisor shall also include Altis, as appropriate.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”, together with Aspect Master, the “Funds”) have entered into futures brokerage account agreements with MS&Co. Aspect Master had also entered into a foreign exchange brokerage account agreement with MS&Co. CMF Altis Partners Master Fund L.P. (“Altis Master”) (prior to its liquidation as of the close of business on June 30, 2016) also entered into a futures brokerage agreement with MS&Co. References herein to the “Funds” shall include Altis Master, as appropriate. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per Redeemable Unit as calculated by the Funds or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable taxing authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*

Net realized and unrealized gains (losses)	$(49.32)	$(41.75)

Net investment loss	(18.65)	(23.63)

Increase (decrease) for the period	(67.97)	(65.38)

Net asset value per Redeemable Unit, beginning of period	1,312.78	1,590.58

Net asset value per Redeemable Unit, end of period	$1,244.81	$1,525.20

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**

Net investment loss***	(6.0)%	(5.8)%

Operating expenses	6.4%	5.9%

Incentive fees	-%	0.1%

Total expenses	6.4%	6.0%

Total return:

Total return before incentive fees	(5.2)%	(4.0)%

Incentive fees	-%	(0.1)%

Total return after incentive fees	(5.2)%	(4.1)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expenses.

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

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership of the Funds. All clearing fees paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016, and for the periods ended March 31, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2017.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2017, the Partnership owned approximately 11.9% of Aspect Master and 19.4% of PGR Master. At December 31, 2016, the Partnership owned approximately 11.2% and 19.2% of Aspect Master and PGR Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	March 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$ 45,531,294	$ 487,481	$ 45,043,813

PGR Master	14,508,474	246,115	14,262,359

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$ 53,867,283	$ 237,915	$ 53,629,368

PGR Master	17,707,393	50,073	17,657,320

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$ 8,991	$ (803,907)	$ (794,916)

PGR Master	(10,594)	(1,218,364)	(1,228,958)

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$ (24,823)	$ 1,461,750	$ 1,436,927

Altis Master	(52,819)	(3,321,307)	(3,374,126)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2017		For the three months ended March 31, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	67.16%	$5,373,465	$(85,563)	$3,149	$1,916	$(90,628)	Commodity Portfolio	Monthly

PGR Master	34.63%	2,770,816	(232,823)	5,973	2,875	(241,671)	Commodity Portfolio	Monthly

Total		$8,144,281	$(318,386)	$9,122	$4,791	$(332,299)

	December 31, 2016		For the three months ended March 31, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	66.52%	$5,994,782	$162,349	$3,275	$2,277	$156,797	Commodity Portfolio	Monthly

Altis Master	-	-	(490,973)	8,566	3,178	(502,717)	Commodity Portfolio	Monthly

PGR Master	37.55%	3,384,075	-	-	-	-	Commodity Portfolio	Monthly

Total		$9,378,857	$(328,624)	$11,841	$5,455	$(345,920)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.6% to 35.8% of the Funds’ contracts are traded OTC.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

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

In the ordinary course of business, the Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Funds. The Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2017.

The Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership’s capital decreased 11.2% from $9,011,688 to $8,000,734. This decrease was attributable to a net loss of $452,219, coupled with redemptions of 437.3050 limited partner Redeemable Units totaling $558,735. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource managements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. As a result, actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership/Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit decreased 5.2% from $1,312.78 to $1,244.81 as compared to a decrease of 4.1% in the first quarter of 2016. The Partnership experienced a net trading loss, before fees and expenses in the first quarter of 2017 of $327,102. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and indices. The Partnership experienced a net trading loss, before fees and expenses in the first quarter of 2016 of $334,880. Losses were primarily attributable to the Funds’ trading of commodity futures in indices, livestock, metals, softs and U.S. interest rates and were partially offset by gains in currencies, energy, grains and non-U.S. interest rates.

The most significant losses were incurred within the energy markets during January, February and March from long positions in crude oil and its related products as prices fell amid growing global stockpiles fueled by increasing U.S. oil output. Additional losses within the energy complex were experienced during January and March from positions in natural gas futures. The majority of the losses within the global interest rate markets were recorded during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Further losses within this sector were recorded during February from positions in Canadian and Japanese fixed income futures. Within the currency markets, losses were recorded during January and March from short positions in the euro, British pound, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Within the metals sector, losses were incurred during March from long positions in gold and silver futures as prices retreated during the first half of the month as the rising interest rates diminished precious metal demand. Losses within the agricultural markets were experienced during January from short positions in wheat futures as prices advanced after industry reports indicated U.S. farmers may allocate fewer acres to wheat harvests in 2017. Additional losses within the agricultural markets were incurred during March from short positions in cocoa futures as prices jumped on concerns that hot weather could threaten the approaching crop season in the Ivory Coast. A portion of the Partnership’s losses for the quarter was offset by gains achieved during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or Funds, as applicable. All interest income earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three months ended March 31, 2017 increased by $2,460 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017, decreased by $24,287, as compared to the corresponding period in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $16,923, as compared to the corresponding period in 2016. The decrease in the management fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $10,911, as compared to the corresponding period in 2016. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2017 and 2016 resulted in an incentive fee accrual of $0 and $12,681, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2017 and December 31, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2017		December 31, 2016
Aspect	$ 5,242,535	66%	$ 5,973,338	66%
PGR	$ 2,758,199	34%	$ 3,038,350	34%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Partnership’s total capitalization was $8,000,734.

March 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$ 608,460	7.61%
Energy	146,920	1.84
Grains	54,753	0.68
Indices	438,192	5.47
Interest Rates U.S.	56,490	0.71
Interest Rates Non-U.S.	78,437	0.98
Livestock	17,132	0.21
Metals	68,099	0.85
Softs	79,090	0.99

Total	$ 1,547,573	19.34%

As of December 31, 2016, the Partnership’s total capitalization was $9,011,688. December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$ 535,773	5.95%
Energy	98,090	1.09
Grains	57,608	0.64
Indices	472,675	5.25
Interest Rates U.S.	107,715	1.20
Interest Rates Non-U.S.	161,556	1.79
Livestock	3,919	0.03
Metals	143,106	1.59
Softs	50,652	0.56

Total	$ 1,631,094	18.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2017, Aspect Master’s total capitalization was $45,043,813. The Partnership owned approximately 11.9% of Aspect Master. As of March 31, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,673,545	10.37%	$4,720,943	$2,990,095	$4,093,088

Energy	421,166	0.94	452,727	148,355	330,319

Grains	362,826	0.81	370,369	208,924	307,774

Indices	1,896,311	4.21	2,393,315	1,843,154	2,007,408

Interest Rates U.S.	156,255	0.35	409,866	138,945	162,576

Interest Rates Non-U.S.	315,503	0.70	874,575	308,848	508,838

Livestock	135,630	0.30	135,630	34,993	97,717

Metals	445,679	0.99	688,095	440,869	542,535

Softs	469,539	1.04	469,539	184,157	324,623

Total	$8,876,454	19.71%

*	Average of month-end Values at Risk.

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

As of March 31, 2017, PGR Master’s total capitalization was $14,262,359. The Partnership owned approximately 19.4% of PGR Master. As of March 31, 2017, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$269,632	1.89%	$699,452	$176,462	$291,077

Energy	498,977	3.50	760,044	58,751	298,311

Grains	59,675	0.42	83,716	18,414	39,881

Indices	1,095,518	7.68	1,314,954	602,532	1,061,325

Interest Rates U.S.	195,338	1.37	321,926	96,107	182,593

Interest Rates Non-U.S.	210,785	1.48	376,727	103,995	236,531

Livestock	5,115	0.04	5,115	-	2,842

Metals	77,644	0.54	472,406	26,641	177,710

Softs	119,662	0.84	127,683	46,794	114,683

Total	$2,532,346	17.76%

*	Average of month-end Values at Risk.

As of December 31, 2016, PGR Master’s total capitalization was $17,657,320. The Partnership owned approximately 19.2% of PGR Master. As of December 31, 2016, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
	(a) Total Number	(b) Average	Redeemable Units	Redeemable Units that
	of	Price Paid per	Purchased as Part	May Yet Be
	Redeemable	Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2017 - January 31, 2017	126.2310	$1,282.54	N/A	N/A
February 1, 2017 - February 28, 2017	220.5500	$1,288.39	N/A	N/A
March 1, 2017 - March 31, 2017	90.5240	$1,244.81	N/A	N/A
	437.3050	$1,277.68

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not Applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

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

(a)

Letter from the General Partner extending Management Agreement with Aspect Capital Limited, from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed as Exhibit 10.1(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

(c)

Letter from the General Partner extending Management Agreement with Altis Partners (Jersey) Limited, from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed as Exhibit 10.2(c) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

10.5

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

10.6

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.