Form 10-Q
period 2017-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2017-08-10
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☑

As of July 31, 2017, 5,914.0998 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,

	2017	2016

	(Unaudited)

Assets:

Investment in the Funds (1), at fair value	$7,188,462	$9,378,857

Cash at MS&Co.	137,235	124,558

Cash at bank	825	217

Total assets	$7,326,522	$9,503,632

Liabilities and Partners’ Capital:

Liabilities:

Accrued expenses:

Ongoing selling agent fees	$12,211	$15,839

Management fees	6,975	9,047

General Partner fees	5,380	7,020

Professional fees	141,201	127,806

Redemptions payable to General Partner	10,001	10,010

Redemptions payable to Limited Partners	122,876	322,222

Total liabilities	298,644	491,944

Partners’ Capital:

General Partner, 66.6154 and 75.3044 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	76,670	98,858

Limited Partners, 6,039.6168 and 6,789.2948 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	6,951,208	8,912,830

Total partners’ capital (net asset value)	7,027,878	9,011,688

Total liabilities and partners’ capital	$7,326,522	$9,503,632

Net asset value per Redeemable Unit	$1,150.94	$1,312.78

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

June 30, 2017

(Unaudited)

		% of Partners’
Investment in the Funds	Fair Value	Capital
CMF Aspect Master Fund L.P.	$4,793,696	68.20%

PGR Master Fund L.P.	2,394,766	34.08

Total investment in the Funds	$7,188,462	102.28%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2016

		% of Partners’
Investment in the Funds	Fair Value	Capital
CMF Aspect Master Fund L.P.	$5,994,782	66.52%

PGR Master Fund L.P.	3,384,075	37.55

Total investment in the Funds	$9,378,857	104.07%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Funds	$11,236	$4,555	$19,952	$10,811

Expenses:
Expenses allocated from the Funds	15,148	23,353	29,061	40,649
Ongoing selling agent fees	38,372	58,862	81,895	126,672
Management fees	21,909	36,290	46,851	78,155
General Partner fees	16,918	26,129	36,150	56,272
Incentive fees	-	(12,681)	-	-
Professional fees	31,881	35,672	64,104	71,946

Total expenses	124,228	167,625	258,061	373,694

Net investment loss	(112,992)	(163,070)	(238,109)	(362,883)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(263,988)	(945,093)	(467,397)	(879,775)
Net change in net unrealized gains (losses) on open contracts allocated from the Funds	(213,701)	501,282	(337,394)	101,084

Total trading results	(477,689)	(443,811)	(804,791)	(778,691)

Net income (loss)	(590,681)	(606,881)	(1,042,900)	(1,141,574)
Redemptions - General Partner	(10,001)	-	(10,001)	-
Redemptions - Limited Partners	(372,174)	(583,928)	(930,909)	(1,045,380)

Net increase (decrease) in Partners’ Capital	(972,856)	(1,190,809)	(1,983,810)	(2,186,954)
Partners’ Capital, beginning of period	8,000,734	12,515,815	9,011,688	13,511,960

Partners’ Capital, end of period	$7,027,878	$11,325,006	$7,027,878	$11,325,006

Net asset value per Redeemable Unit (6,106.2322 and 7,799.5312 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,150.94	$1,452.01	$1,150.94	$1,452.01

Net income (loss) per Redeemable Unit*	$(93.87)	$(73.19)	$(161.84)	$(138.57)

Weighted average Redeemable Units outstanding	6,311.5779	8,091.4242	6,509.2532	8,239.0442

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

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

2.     Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.     Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(75.97)	$(53.04)	$(125.26)	$(94.53)

Net investment loss	(17.90)	(20.15)	(36.58)	(44.04)

Increase (decrease) for the period	(93.87)	(73.19)	(161.84)	(138.57)

Net asset value per Redeemable Unit, beginning of period	1,244.81	1,525.20	1,312.78	1,590.58

Net asset value per Redeemable Unit, end of period	$1,150.94	$1,452.01	$1,150.94	$1,452.01

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**

Net investment loss***	(6.0)%	(6.0)%	(6.0)%	(5.9)%

Operating expenses	6.6%	6.2%	6.5%	6.0%

Incentive fees	-%	(0.1)%	-%	-%

Total expenses	6.6%	6.1%	6.5%	6.0%

Total return:

Total return before incentive fees	(7.5)%	(4.9)%	(12.3)%	(8.7)%

Incentive fees	-%	0.1%	-%	-%

Total return after incentive fees	(7.5)%	(4.8)%	(12.3)%	(8.7)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

5.     Fair Value Measurements:

Fund’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016, and for the periods ended June 30, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2017.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2017, the Partnership owned approximately 12.1% of Aspect Master and 22.2% of PGR Master. At December 31, 2016, the Partnership owned approximately 11.2% and 19.2% of Aspect Master and PGR Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	June 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$ 40,801,392	$ 1,233,449	$ 39,567,943

PGR Master	11,448,375	680,663	10,767,712

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$ 53,867,283	$ 237,915	$ 53,629,368

PGR Master	17,707,393	50,073	17,657,320

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$23,666	$(1,848,627)	$(1,824,961)

PGR Master	(9,619)	(1,196,807)	(1,206,426)

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$32,657	$(2,652,534)	$(2,619,877)

PGR Master	(20,213)	(2,415,171)	(2,435,384)

	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(29,293)	$(934,276)	$(963,569)

Altis Master	(97,959)	(2,266,823)	(2,364,782)

	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(54,116)	$527,474	$473,358

Altis Master	(150,778)	(5,588,130)	(5,738,908)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2017		For the three months ended June 30, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	68.20%	$4,793,696	$(213,970)	$3,278	$1,892	$(219,140)	Commodity Portfolio	Monthly

PGR Master	34.08%	2,394,766	(252,483)	6,777	3,201	(262,461)	Commodity Portfolio	Monthly

Total		$7,188,462	$(466,453)	$10,055	$5,093	$(481,601)

	June 30, 2017		For the six months ended June 30, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	68.20%	$4,793,696	$(299,533)	$6,427	$3,808	$(309,768)	Commodity Portfolio	Monthly

PGR Master	34.08%	2,394,766	(485,306)	12,750	6,076	(504,132)	Commodity Portfolio	Monthly

Total		$7,188,462	$(784,839)	$19,177	$9,884	$(813,900)

	December 31, 2016		For the three months ended June 30, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	66.52%	$5,994,782	$(110,776)	$3,373	$2,260	$(116,409)	Commodity Portfolio	Monthly

Altis Master	-	-	(328,480)	12,530	5,190	(346,200)	Commodity Portfolio	Monthly

PGR Master	37.55%	3,384,075	-	-	-	-	Commodity Portfolio	Monthly

Total		$9,378,857	$(439,256)	$15,903	$7,450	$(462,609)

	December 31, 2016		For the six months ended June 30, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Aspect Master	66.52%	$5,994,782	$51,573	$6,648	$4,537	$40,388	Commodity Portfolio	Monthly

Altis Master	-	-	(819,453)	21,096	8,368	(848,917)	Commodity Portfolio	Monthly

PGR Master	37.55%	3,384,075	-	-	-	-	Commodity Portfolio	Monthly

Total		$9,378,857	$(767,880)	$27,744	$12,905	$(808,529)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.     Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 32.2% to 46.5% of the Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

In the ordinary course of business, the Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Funds. The Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.     Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 12, 2017, Aspect Master and JPMorgan entered into certain agreements in connection with Aspect’s trading in forward foreign currency contracts on behalf of Aspect Master and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan will charge a fee on the aggregate foreign currency transactions entered into on behalf of Aspect Master during a month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership’s capital decreased 22.0% from $9,011,688 to $7,027,878. This decrease was attributable to a net loss of $1,042,900, coupled with redemptions of 749.6780 limited partner Redeemable Units totaling $930,909 and 8.6890 General Partner Redeemable Units totaling $10,001. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit decreased 7.5% from $1,244.81 to $1,150.94 as compared to a decrease of 4.8% in the second quarter of 2016. The Partnership experienced a net trading loss, before fees and expenses in the second quarter of 2017 of $477,689. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading loss, before fees and expenses in the second quarter of 2016 of $443,811. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, indices, U.S. interest rates, livestock and metals and were partially offset by gains in currencies, grains, non-U.S. interest rates and softs.

The most significant losses were incurred during April, May, and June within the energy sector from long positions in the crude oil complex as growing U.S. shale production and a weakening U.S. dollar combined to push prices lower. Losses within the global interest rate sector were experienced during June from long positions in European, U.S., British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President Mario Draghi sparked a sell-off in global bonds. During April, further losses were experienced from short positions in U.S. fixed income futures as prices moved higher amid increased demand as political turmoil surrounding the Trump administration swirled throughout the month. Within the currency markets, losses were incurred during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced after poll results in France showed the anti-European Union populist sentiment surrounding the candidacy of Marie Le Pen was waning. Further losses within the currency markets were recorded during May due to from short positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Within the metals markets, losses were experienced during April and May from short positions in gold and silver futures as a weakening U.S. dollar spurred investor demand for precious metals. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global stock index sector during April and May from long positions in U.S., European, and Asian equity index futures as priced surged to record levels in many markets, buoyed by increased consumer confidence. Within the agricultural sector, gains were recorded during April from short positions in cocoa futures as prices plunged lower on news that bumper crops in Africa will add to the growing global supply glut. Additional gains within the agricultural markets during April were experienced from long positions in cattle futures as prices spiked significantly higher.

During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit decreased 12.3% from $1,312.78 to $1,150.94 as compared to a decrease of 8.7% during the six months ended June 30, 2016. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2017 of $804,791. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading loss, before fees and expenses for the six months ended June 30, 2016 of $778,691. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies, grains and non-U.S. interest rates.

The most significant losses were incurred within the energy markets throughout the first half of the year from long positions in the crude oil complex as growing U.S. shale production and a weakening U.S. dollar combined to push prices lower. Additional losses within the energy markets were recorded January and March from positions in natural gas futures. Within the global interest rate markets, losses were experienced during June from long positions in European, U.S., British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President Mario Draghi sparked a sell-off in global bonds. Further losses were recorded during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Within the currency markets, losses were recorded during January and March from short positions in the euro, British pound, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. During April and May, losses within the currency markets were incurred from positions in the euro versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Within the metals sector, losses were incurred during March from long positions in gold and silver futures as prices retreated as rising interest rates diminished precious metal demand. Further losses within the metals sector were recorded during April and May from short positions in gold and silver futures as prices rose. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during February, March, April, and May from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January and March. Within the agricultural markets, gains were recorded primarily during April from long positions in cattle futures as prices spiked significantly higher. Additional gains within the agricultural complex during April were experienced due to positions in cocoa futures. During May, gains within the agricultural complex were experienced due to short positions in soybean and soybean meal futures as prices declined after industry reports indicated U.S. bean exports could rise dramatically in 2017.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or Funds, as applicable. All interest income earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three and six months ended June 30, 2017 increased by $6,681 and $9,141, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017, decreased by $20,490 and $44,777, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $14,381 and $31,304, respectively, as compared to the corresponding periods in 2016. The decrease in the management fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $9,211 and $20,122, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees accrued for the three months ended June 30, 2017. Trading performance for the three months ended June 30, 2016 resulted in a reversal of an incentive fee accrual of $12,681. There were no incentive fees accrued for the six months ended June 30, 2017 and 2016. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2017 and March 31, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2017		March 31, 2017
Aspect	$ 4,777,303	68%	$ 5,242,535	66%
PGR	$ 2,250,575	32%	$ 2,758,199	34%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the Partnership’s total capitalization was $7,027,878.

June 30, 2017

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$533,906	7.60%
Energy	193,885	2.76
Grains	55,221	0.79
Indices	391,158	5.56
Interest Rates U.S.	17,110	0.24
Interest Rates Non-U.S.	195,929	2.79
Livestock	21,677	0.31
Metals	76,315	1.09
Softs	93,053	1.32

Total	$1,578,254	22.46%

As of December 31, 2016, the Partnership’s total capitalization was $9,011,688.

December 31, 2016

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$535,773	5.95%
Energy	98,090	1.09
Grains	57,608	0.64
Indices	472,675	5.25
Interest Rates U.S.	107,715	1.20
Interest Rates Non-U.S.	161,556	1.79
Livestock	3,919	0.03
Metals	143,106	1.59
Softs	50,652	0.56

Total	$1,631,094	18.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2017, Aspect Master’s total capitalization was $39,567,943. The Partnership owned approximately 12.1% of Aspect Master. As of June 30, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$4,279,889	10.82%	$6,170,736	$4,066,154	$5,180,109

Energy	449,651	1.14	566,849	157,014	296,126

Grains	378,676	0.96	517,162	321,981	443,480

Indices	1,646,463	4.16	1,859,026	1,646,463	1,726,851

Interest Rates U.S.	29,020	0.07	200,309	17,734	66,558

Interest Rates Non-U.S.	926,884	2.34	1,157,453	311,263	1,007,292

Livestock	166,733	0.42	192,005	127,655	172,022

Metals	515,560	1.30	595,865	345,880	458,616

Softs	550,152	1.39	560,789	422,940	514,307

Total	$8,943,028	22.60%

*	Average of month-end Values at Risk.

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

As of June 30, 2017, PGR Master’s total capitalization was $10,767,712. The Partnership owned approximately 22.2% of PGR Master. As of June 30, 2017, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$72,248	0.67%	$355,933	$49,616	$81,963

Energy	628,278	5.83	704,385	46,641	322,384

Grains	42,350	0.39	98,780	38,143	60,445

Indices	864,577	8.04	1,165,691	643,067	894,833

Interest Rates U.S.	61,256	0.57	166,771	5,788	35,086

Interest Rates Non-U.S.	377,369	3.51	377,369	77,447	240,038

Livestock	6,765	0.06	9,900	3,410	6,600

Metals	62,756	0.58	499,675	41,254	154,676

Softs	119,300	1.11	119,300	80,627	109,339

Total	$2,234,899	20.76%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
	(a) Total Number	(b) Average	Redeemable Units	Redeemable Units that
	of	Price Paid per	Purchased as Part	May Yet Be
	Redeemable	Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2017 - April 30, 2017	141.5370	$1,220.15	N/A	N/A
May 1, 2017 - May 31, 2017	64.0750	$1,195.52	N/A	N/A
June 1, 2017 - June 30, 2017	106.7610	$1,150.94	N/A	N/A
	312.3730	$1,191.44

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

(b)

Supplement to the Amended and Restated Commodity Futures Customer Agreement between Aspect Master and MS&Co., effective July 25, 2017 (filed as Exhibit 10.5(b) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

10.6

Amended & Restated Master Services Agreement among the Partnership, the General Partner and SS&C Technologies, Inc. effective March 31, 2015 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

11.1	Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed herewith).

11.2	International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.3	Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.4	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.5	Institutional Account Agreement between Aspect Master and JPMorgan (filed herewith).

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

    The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.