Form 10-Q
period 2017-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2017-11-13
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☑

As of October 31, 2017, 5,388.0788 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Funds (1) , at fair value	$6,402,122	$9,378,857
Cash at MS&Co.	108,581	124,558
Cash at bank	631	217

Total assets	$6,511,334	$9,503,632

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$10,852	$15,839
Management fees	6,260	9,047
General Partner fees	4,791	7,020
Professional fees	112,459	127,806
Redemptions payable to General Partner	-	10,010
Redemptions payable to Limited Partners	103,139	322,222

Total liabilities	237,501	491,944

Partners’ Capital:
General Partner, 66.6154 and 75.3044 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	74,954	98,858
Limited Partners, 5,509.2728 and 6,789.2948 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	6,198,879	8,912,830

Total partners’ capital (net asset value)	6,273,833	9,011,688

Total liabilities and partners’ capital	$6,511,334	$9,503,632

Net asset value per Redeemable Unit	$1,125.17	$1,312.78

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

September 30, 2017

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$4,502,997	71.77%
PGR Master Fund L.P.	1,899,125	30.27

Total investment in the Funds	$6,402,122	102.04%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2016

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$5,994,782	66.52%
PGR Master Fund L.P.	3,384,075	37.55

Total investment in the Funds	$9,378,857	104.07%

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Funds	$12,782	$5,517	$32,734	$16,328

Expenses:
Expenses allocated from the Funds	15,572	11,122	44,633	51,771
Ongoing selling agent fees	34,772	55,353	116,667	182,025
Management fees	19,986	33,320	66,837	111,475
General Partner fees	15,327	24,637	51,477	80,909
Incentive fees	-	7,674	-	7,674
Professional fees	31,579	35,400	95,683	107,346

Total expenses	117,236	167,506	375,297	541,200

Net investment loss	(104,454)	(161,989)	(342,563)	(524,872)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(230,334)	109,274	(697,731)	(770,501)
Net change in net unrealized gains (losses) on open contracts allocated from the Funds	196,106	(206,694)	(141,288)	(105,610)

Total trading results	(34,228)	(97,420)	(839,019)	(876,111)

Net income (loss)	(138,682)	(259,409)	(1,181,582)	(1,400,983)
Redemptions - General Partner	-	(25,001)	(10,001)	(25,001)
Redemptions - Limited Partners	(615,363)	(663,489)	(1,546,272)	(1,708,869)

Net increase (decrease) in Partners’ Capital	(754,045)	(947,899)	(2,737,855)	(3,134,853)
Partners’ Capital, beginning of period	7,027,878	11,325,006	9,011,688	13,511,960

Partners’ Capital, end of period	$6,273,833	$10,377,107	$6,273,833	$10,377,107

Net asset value per Redeemable Unit (5,575.8882 and 7,319.4012 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,125.17	$1,417.75	$1,125.17	$1,417.75

Net income (loss) per Redeemable Unit*	$(25.77)	$(34.26)	$(187.61)	$(172.83)

Weighted average Redeemable Units outstanding	5,918.1669	7,642.4249	6,312.2244	8,040.1711

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

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Advisor indirectly through its investment in the Funds. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. References herein to Advisor shall also include Altis, as appropriate.

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

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

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and the Fund’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Funds at fair value based on the respective Fund’s net asset value per Redeemable Unit as calculated by the Funds or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Fund’s Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership’s/Fund’s Statements of Income and Expenses and Changes in Partners’ Capital. The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable taxing authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(8.12)	$(13.06)	$(133.34)	$(107.55)
Net investment loss	(17.65)	(21.20)	(54.27)	(65.28)

Increase (decrease) for the period	(25.77)	(34.26)	(187.61)	(172.83)
Net asset value per Redeemable Unit, beginning of period	1,150.94	1,452.01	1,312.78	1,590.58

Net asset value per Redeemable Unit, end of period	$1,125.17	$1,417.75	$1,125.17	$1,417.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.2)%	(5.8)%	(6.0)%	(5.9)%

Operating expenses	6.9%	5.9%	6.6%	6.0%
Incentive fees	-%	0.1%	-%	0.1%

Total expenses	6.9%	6.0%	6.6%	6.1%

Total return:
Total return before incentive fees	(2.2)%	(2.3)%	(14.3)%	(10.8)%
Incentive fees	-%	(0.1)%	-%	(0.1)%

Total return after incentive fees	(2.2)%	(2.4)%	(14.3)%	(10.9)%

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016, and for the periods ended September 30, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On November 1, 2005, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. Effective the close of business on June 30, 2016, the Partnership fully redeemed its investment in Altis Master.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2017.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At September 30, 2017, the Partnership owned approximately 13.3% of Aspect Master and 21.8% of PGR Master. At December 31, 2016, the Partnership owned approximately 11.2% and 19.2% of Aspect Master and PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	September 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$34,682,697	$894,615	$33,788,082
PGR Master	8,962,781	263,856	8,698,925

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$53,867,283	$237,915	$53,629,368
PGR Master	17,707,393	50,073	17,657,320

        Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$25,218	$(277,930)	$(252,712)
PGR Master	(8,227)	4,784	(3,443)

	For the nine months ended September 30, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$57,875	$(2,930,464)	$(2,872,589)
PGR Master	(28,440)	(2,410,387)	(2,438,827)

	For the three months ended September 30, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(17,102)	$(780,337)	$(797,439)
PGR Master	(12,346)	(332,967)	(345,313)

	For the nine months ended September 30, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(71,218)	$(252,863)	$(324,081)
Altis Master *	(150,778)	(5,588,130)	(5,738,908)
PGR Master	(19,216)	(11,598)	(30,814)

*	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2017		For the three months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	71.77%	$4,502,997	$(28,270)	$3,812	$2,088	$(34,170)	Commodity Portfolio	Monthly
PGR Master	30.27%	1,899,125	6,824	6,340	3,332	(2,848)	Commodity Portfolio	Monthly

Total		$6,402,122	$(21,446)	$10,152	$5,420	$(37,018)

	September 30, 2017		For the nine months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	71.77%	$4,502,997	$(327,803)	$10,239	$5,896	$(343,938)	Commodity Portfolio	Monthly
PGR Master	30.27%	1,899,125	(478,482)	19,090	9,408	(506,980)	Commodity Portfolio	Monthly

Total		$6,402,122	$(806,285)	$29,329	$15,304	$(850,918)

	December 31, 2016		For the three months ended September 30, 2016
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	66.52%	$5,994,782	$(153,104)	$4,475	$3,043	$(160,622)	Commodity Portfolio	Monthly
PGR Master	37.55%	3,384,075	61,201	2,371	1,233	57,597	Commodity Portfolio	Monthly

Total		$9,378,857	$(91,903)	$6,846	$4,276	$(103,025)

	December 31, 2016		For the nine months ended September 30, 2016
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	66.52%	$5,994,782	$(101,531)	$11,123	$7,580	$(120,234)	Commodity Portfolio	Monthly
Altis Master *	-	-	(819,453)	21,096	8,368	(848,917)	Commodity Portfolio	Monthly
PGR Master	37.55%	3,384,075	61,201	2,371	1,233	57,597	Commodity Portfolio	Monthly

Total		$9,378,857	$(859,783)	$34,590	$17,181	$(911,554)

*	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.2% to 44.4% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2017.

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

For the nine months ended September 30, 2017, the Partnership’s capital decreased 30.4% from $9,011,688 to $6,273,833. This decrease was attributable to a net loss of $1,181,582, coupled with redemptions of 1,280.0220 limited partner Redeemable Units totaling $1,546,272 and 8.6890 General Partner Redeemable Units totaling $10,001. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit decreased 2.2% from $1,150.94 to $1,125.17 as compared to a decrease of 2.4% in the third quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $34,228. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $97,420. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. interest rates and softs and were partially offset by gains in non-U.S. interest rates, livestock, metals and indices.

The most significant losses were incurred within the agricultural sector during July from short positions in the soybean complex as drought conditions in portions of the Midwest threatened crops. Further losses were experienced within the agricultural sector during July from short futures positions in coffee, sugar, and cocoa as prices for all three commodities rallied amid reports of poor crop qualities in Brazil and West Africa. Within the currency sector, losses were recorded during September from long positions in the euro versus the U.S. dollar as the relative value of the dollar strengthened amid positive sentiment surrounding the course of the U.S. economy and the potential pro-business impact of President Trump’s tax reform proposals. Losses within the global interest rate sector were incurred primarily during September due to long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and Bank of England, as well as confirmation the U.S. Federal Reserve remained committed to unwinding its quantitative easing program. Within the metals markets, losses were recorded during September from long positions in copper futures as prices reversed lower off of a 3-year high. Additional losses during September were recorded from long positions in gold futures. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in U.S. and Asian equity index futures as prices surged amid growing confidence in the strength of the global economy. Further gains within the global stock index sector were recorded during September from long positions in U.S. and European equity index futures as low unemployment data in both the U.S. and Europe underscored the strength of both regions’ economies. Within the energy complex, gains were recorded during August from short positions in crude oil futures on weakening refinery demand in the wake of Hurricane Harvey’s impact on the Houston region. Long positions in gasoline and gasoil futures also experienced gains as Hurricane Harvey adversely affected Houston’s refined products output.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit decreased 14.3% from $1,312.78 to $1,125.17 as compared to a decrease of 10.9% during the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $839,019. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, indices and softs. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2016 of $876,111. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in currencies, grains and non-U.S. interest rates.

The most significant losses were incurred within the energy markets throughout the first half of the year from long positions in the crude oil complex as growing U.S. shale production and a weakening U.S. dollar combined to push prices lower. Additional losses within the energy markets were recorded during January and March from positions in natural gas futures. Within the global interest rate markets, losses were experienced during June from long positions in European, U.S., British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President Mario Draghi sparked a sell-off in global bonds. Further losses were recorded during September due to long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off following further hawkish comments from the European Central Bank and Bank of England, as well as confirmation the U.S. Federal Reserve remained committed to unwinding its quantitative easing program. Within the currency markets, losses were recorded during January and March from short positions in the euro, British pound, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. During September, losses within the currency markets were incurred from long positions in the euro versus the U.S. dollar as the relative value of the dollar strengthened amid positive sentiment surrounding the course of the U.S. economy and the potential pro-business impact of President Trump’s tax reform proposals. Within the metals markets, losses were recorded during September from long positions in copper futures as prices reversed off of a 3-year high amid investor speculation of an overheated market for base metals. Additional losses during September were recorded from long positions in gold futures. Losses within the agricultural complex were largely incurred during July from short positions in the soybean, coffee, sugar, and cocoa positions as supply concerns pushed prices higher. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector during a majority of the first three quarters of the year from long positions as prices were buoyed by positive growth sentiment in economies across the world.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or Fund, as applicable. Interest income for the three and nine months ended September 30, 2017 increased by $7,265 and $16,406, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017, decreased by $20,581 and $65,358, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $13,334 and $44,638, respectively, as compared to the corresponding periods in 2016. The decrease in the management fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $9,310 and $29,432, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2017 and 2016 resulted in an incentive fee accrual of $0 and $7,674, respectively. Trading performance for the nine months ended September 30, 2017 and 2016 resulted in an incentive fee accrual of $0 and $7,674, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2017 and June 30, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2017		June 30, 2017
Aspect	$4,418,317	70%	$4,777,303	68%
PGR	$1,855,516	30%	$2,250,575	32%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the Partnership’s total capitalization was $6,273,833.

September 30, 2017
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$477,442	7.61%
Energy	133,959	2.14
Grains	29,417	0.47
Indices	362,984	5.78
Interest Rates U.S.	15,792	0.25
Interest Rates Non-U.S.	137,621	2.19
Livestock	3,789	0.06
Metals	135,207	2.16
Softs	51,980	0.83

Total	$1,348,191	21.49%

As of December 31, 2016, the Partnership’s total capitalization was $9,011,688.

December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$535,773	5.95%
Energy	98,090	1.09
Grains	57,608	0.64
Indices	472,675	5.25
Interest Rates U.S.	107,715	1.20
Interest Rates Non-U.S.	161,556	1.79
Livestock	3,919	0.03
Metals	143,106	1.59
Softs	50,652	0.56

Total	$ 1,631,094	18.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2017, Aspect Master’s total capitalization was $33,788,082. The Partnership owned approximately 13.3% of Aspect Master. As of September 30, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,166,370	9.37%	$5,285,086	$165,409	$3,431,706
Energy	606,267	1.79	606,267	197,921	393,184
Grains	134,948	0.40	342,496	113,163	163,299
Indices	1,959,456	5.80	1,959,456	1,445,676	1,797,400
Interest Rates U.S.	81,212	0.24	177,361	18,680	84,647
Interest Rates Non-U.S.	813,694	2.41	1,460,681	409,802	1,041,239
Livestock	28,490	0.08	153,065	24,090	54,743
Metals	668,415	1.98	1,042,528	517,994	751,467
Softs	313,649	0.93	570,247	297,058	404,922

Total	$7,772,501	23.00%

*	Average of month-end Values at Risk.

As of December 31, 2016, Aspect Master’s total capitalization was $53,629,368. The Partnership owned approximately 11.2% of Aspect Master. As of December 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,584,628	6.68%	$5,495,895	$2,004,831	$ 3,746,199
Energy	324,801	0.61	1,599,620	66,554	394,050
Grains	370,844	0.69	682,790	294,513	403,401
Indices	2,391,035	4.46	2,562,786	501,719	1,442,103
Interest Rates U.S.	409,866	0.76	749,348	57,315	330,990
Interest Rates Non-U.S.	860,718	1.60	1,676,537	644,150	1,215,260
Livestock	34,993	0.07	203,363	19,751	77,084
Metals	688,095	1.28	1,354,919	292,857	635,834
Softs	275,454	0.51	621,153	124,438	330,137

Total	$8,940,434	16.66%

*	Annual average of month-end Values at Risk.

As of September 30, 2017, PGR Master’s total capitalization was $8,698,925. The Partnership owned approximately 21.8% of PGR Master. As of September 30, 2017, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$258,324	2.97%	$323,094	$73,670	$218,179
Energy	244,613	2.81	571,175	53,106	198,937
Grains	52,608	0.61	91,176	5,006	48,588
Indices	469,615	5.40	774,946	300,584	481,376
Interest Rates U.S.	22,894	0.26	84,207	2,362	20,128
Interest Rates Non-U.S.	134,859	1.55	248,398	81,957	124,097
Metals	212,421	2.44	417,285	40,356	150,851
Softs	47,086	0.54	95,250	46,519	66,235

Total	$1,442,420	16.58%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	125.5170	$1,143.50	N/A	N/A
August 1, 2017 - August 31, 2017	313.1620	$1,177.33	N/A	N/A
September 1, 2017 - September 30, 2017	91.6650	$1,125.17	N/A	N/A
	530.3440	$1,160.31

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.