Form 10-K
period 2017-12-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2018-03-28
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No  X

Limited Partnership Redeemable Units with an aggregate value of $6,951,208 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 4,977.6268 Limited Partnership Redeemable Units were outstanding.

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

A Registration Statement on Form S-1 relating to the public offering became effective on November 25, 1998. Between November 25, 1998 (commencement of offering period) and February 1, 1999, 33,379 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred to the Partnership’s trading account on February 2, 1999 when the Partnership commenced trading. The public offering terminated on April 1, 2000. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as commodity broker. The Partnership/Funds also deposited a portion of their cash in non-trading accounts at JPMorgan.

All trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”) (the “Advisor”), which is a registered commodity trading advisor. The Partnership invests its assets indirectly through investments in the Fund. The Advisor is not affiliated with the General Partner, CGM or MS&Co. and is not responsible for the organization or operation of the Partnership. References herein to the Advisors may also include Waypoint Capital Management LLC (“Waypoint”), Blackwater Capital Management LLC (“Blackwater”), Altis Partners (Jersey) Limited (“Altis”) and PGR Capital LLP (“PGR”) as appropriate.

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. On November 30, 2013, the Partnership fully redeemed its investment in Waypoint Master.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. Effective the close of business on September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master.

On September 1, 2016, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. Effective the close of business on December 31, 2017, the Partnership fully redeemed its investment in PGR Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

Aspect Master’s (the “Fund”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended 2017, 2016 and 2015, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods covered by this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to the “Funds” may also include, as relevant, Waypoint Master, Blackwater Master, Altis Master and PGR Master.

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

Management fees, the General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners including the Partnership. Professional fees are also borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

For the period January 1, 2017 through December 31, 2017, the approximate average market sector distribution for the Partnership was as follows:

Prior to close of business on December 31, 2017, the Partnership owned approximately 15.9% of Aspect Master. At December 31, 2016, the Partnership owned approximately 11.2% and 19.2% of Aspect Master and PGR Master, respectively. It is the Partnership’s intention to continue to invest in the Fund. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions or redemptions and losses, if any.

The General Partner, on behalf of the Partnership, has entered into a management agreement (a “Management Agreement”) with Aspect, which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into management agreements with Altis, Blackwater, Waypoint, and PGR. Waypoint was terminated as an Advisor to the Partnership effective November 30, 2013. Blackwater was terminated as an Advisor to the Partnership effective September 30, 2015. Altis was terminated as an Advisor to the Partnership effective June 30, 2016. PGR was terminated as an Advisor to the Partnership effective December 31, 2017. The Partnership pays Aspect, and had paid Altis, Blackwater, PGR and Waypoint, a monthly management fee equal to 1/12th of 1.25% (1.25% per year), 1/12th of 1.25% (1.25% per year), 1/12th of 0.75% (0.75% per year), 1/12th of 1% (1% per year) and 1/12th of 2% (2% per year), respectively, of month-end net assets allocated to the respective Advisors. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party. Effective August 1, 2015, the monthly management fee paid to Altis was reduced from 1/12th of 1.5% (1.5% per year) to 1/12th of 1.25% (1.25% per year).

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. To the extent an Advisor incurs or had incurred a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. is previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”). MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership/Funds also deposit a portion of their cash in non-trading bank accounts at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

Effective July 12, 2017, Aspect Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of Aspect Master and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of Aspect Master during a month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $6,470,236.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, General Partner fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisors or other third-party service providers.

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2018 was 216.

(c)	Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units in the years ended December 31, 2017, 2016 and 2015. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	121.1940	$1,203.64	N/A	N/A
November 1, 2017 - November 30, 2017	127.4260	$1,223.97	N/A	N/A
December 1, 2017 - December 31, 2017	85.9120	$1,234.46	N/A	N/A
	334.5320	$1,219.30

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$47,132	$21,984	$894	$2,062	$4,923
Total expenses	(488,963)	(674,911)	(968,050)	(991,308)	(1,404,782)
Total trading results	(135,453)	(1,514,623)	841,906	2,513,437	(386,776)

Net income (loss)	$(577,284)	$(2,167,550)	$(125,250)	$1,524,191	$(1,786,635)

Increase (decrease) in net asset value per Redeemable Unit	$(78.32)	$(277.80)	$(14.52)	$168.48	$(165.56)

Net asset value per Redeemable Unit	$1,234.46	$1,312.78	$1,590.58	$1,605.10	$1,436.62

Total assets	$6,704,134	$9,503,632	$13,966,891	$15,095,759	$15,315,018

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Funds, aims to achieve substantial capital appreciation through speculative trading, directly or indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures and forward contracts in those markets. The Funds may also engage in swap transactions and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 25 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

The programs traded by each Advisor on behalf of the Partnership were: Aspect — Diversified Program and, prior to PGR’s termination effective December 31, 2017, PGR — Mayfair Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional advisors at any time.

As of December 31, 2017 and September 30, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2017		September 30, 2017
Aspect	$6,470,236	100%	$4,418,317	70%
PGR	$-	- %	$1,855,516	30%

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

PGR Capital LLP

PGR’s Mayfair Program, which traded at 1.5 times leverage, was a proprietary, systematic trading system which sought to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners were implemented in an in-house trading system which systematically processed real-time data and executed trades automatically on electronic futures exchanges and foreign exchange trading platforms.

PGR’s investment strategies had a strong mathematical and statistical basis and exploit established signal processing and econometric techniques. Research was an ongoing part of PGR’s program and strategies may have been extended to exploit new inefficiencies over time, utilizing market price and volume data or fundamental data. Current strategies were continuously being developed and may have changed over the life of the investment. The strategy was primarily momentum-based. Adaptive signal processing techniques were used to forecast both market direction and risk. The estimates of the direction and strength of a market’s price trend were combined with the estimate of its risk to calculate a position which optimized the risk/return profile for that market.

The strategies were primarily directional in nature meaning they identified and took advantage of both upward and downward price momentum. The source of these trends may have been sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends could be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend over multiple timeframes and have the ability to adapt to the prevailing market with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employed sophisticated, robust and already proven computerized systems to enable the entire trading process to be automated. The system monitored live market data from real-time feeds and continuously updated the desired position for each market. Rigorous risk management was central to PGR’s systems and operations. Risk management was fully integrated and systematic at all levels of the system. It took account of changes intra and inter-market, to ensure that volatility and drawdowns remained under control as markets both reacted and evolved. The automation of trade execution and reconciliation avoided the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk meant that it could rapidly control the risk of the strategy as a whole. PGR used a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2017 through December 31, 2017, the average allocation by commodity market sector for each of the Funds was as follows:

	Aspect Master
Currencies		46.5%
Energy		4.5%
Grains		3.2%
Indices		21.1%
Interest Rates U.S.		1.7%
Interest Rates Non-U.S.		10.7%
Livestock		1.0%
Metals		7.2%
Softs		4.1%
	PGR Master
Currencies		11.5%
Energy		13.4%
Grains		2.8%
Indices		44.5%
Interest Rates U.S.		4.0%
Interest Rates Non-U.S.		9.1%
Livestock		0.2%
Metals		10.0%
Softs		4.5%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 19.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.2% to 46.5% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk, as MS&Co., CGM, an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., CGM or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

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

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing fees, General Partner fees and advisory fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemption from the Funds. For the year ended December 31, 2017, 1,614.5540 Redeemable Units were redeemed totaling $1,954,167 and 8.6890 General Partner Redeemable Units were redeemed totaling $10,001. For the year ended December 31, 2016, 1,605.1180 Redeemable Units were redeemed totaling $2,297,711 and 25.2590 General Partner Redeemable Units were redeemed totaling $35,011. For the year ended December 31, 2015, 791.0720 Redeemable Units were redeemed totaling $1,267,804.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit decreased 6.0% from $1,312.78 to $1,234.46. For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased 17.5% from $1,590.58 to $1,312.78. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 0.9% from $1,605.10 to $1,590.58.

The Partnership experienced a net trading loss, through investments in the Funds, before fees and expenses in 2017 of $135,453. Losses were primarily attributable to the Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs. The net trading gains or losses for the Partnership/Funds are discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were incurred within the energy markets during January, February and March from long positions in crude oil and its related products as prices fell amid growing global oil supplies. Losses were also recorded during January and March from long positions in European and U.S. fixed income futures, as well as in currencies from short positions in the euro, British pound, and Japanese yen versus the U.S. dollar. Additional losses were experienced within the agricultural sector during January and the metals markets during March. The Partnership’s first quarter losses were partially offset by gains achieved during January, February, and March from long positions in global equity index futures as stock prices rose.

During the second quarter, the most meaningful losses were recorded during April, May, and June within the energy sector from long positions in the crude oil complex as global production surged pushing prices lower. During June, losses were recorded within the global interest rate sector from long positions in European, U.S., British, Canadian, and Australian fixed income futures amid a sell-off in global bonds. Further losses were experienced during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced, as well as within the metals sector from positions in gold and silver futures. These losses were partially offset by gains recorded in the global equity index sector as long positions in the U.S., Europe, and Asia profited from prices climbing higher during April and May. Gains were also recorded during April from positions in the global agricultural markets, most notably from short positions in cocoa futures.

During the third quarter, losses were incurred within the agricultural markets during July from short positions in the soybean complex as drought conditions in portions of the U.S Midwest threatened crops. Within the currency sector, losses were recorded during September from long positions in the euro versus the U.S. dollar as the relative value of the dollar strengthened amid positive sentiment surrounding the course of the U.S. economy. Within the global interest rate, sector losses were experienced during September from long futures positions in U.S. and European fixed income as hawkish sentiment among the world’s major central banks remained. Further losses were recorded within the metals markets during September from long positions in copper futures as prices reversed lower off of a 3-year high. A portion of the Partnership’s losses for the third quarter was offset by gains recorded during July, August, and September from long positions in global equity index futures as stock prices continued to rise on growing confidence in the strength of the global economy. Within the energy complex, gains were recorded during August from short positions in crude oil futures on weakening refinery demand in the wake of Hurricane Harvey’s impact on the Houston region.

During the fourth quarter, the Partnership recorded gains in global stock index futures from long positions as equity prices continued their rally on optimism for global economic growth. Gains were also recorded in the energy markets from long positions in crude oil and its refined products as prices rose throughout the quarter on expectations for further output cuts from OPEC and Russia. Additional trading gains were recorded in metals and grains during October and December and in the global interest rate markets during October and November. The Partnership’s gains for the fourth quarter were partially offset by currency losses experienced October and December from positions in the Australian dollar, Canadian dollar, and euro.

The Partnership experienced a net trading loss, through investments in the Funds, before fees and expenses in 2016 of $1,514,623. Losses were primarily attributable to the Funds’ trading in energy, livestock, metals, softs, indices and U.S. interest rates and were partially offset by gains in currencies, grains and non-U.S. interest rates.

The most significant losses were incurred within the metals markets during February from short positions in zinc futures as prices rallied after industry reports showed production cuts lowered global supplies. Additional losses within this sector were recorded during May, June, and October from positions in gold futures. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices spiked higher on news that El Nino weather patterns brought dry conditions and exacerbated the potential spread of plant disease in South America. Additional losses within the agricultural complex were incurred during January and May from long positions in cocoa futures. Within the energy sector, losses were recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continues to decline. Losses within the energy sector were also recorded during November from short positions in natural gas futures as prices advanced as demand from power generation and private homes and businesses spiked during the month. Within the global stock index sector, losses were experienced during June from long positions in Asian and European equity index futures as prices retreated amid the global economic turmoil surrounding the Eurozone. Additional losses were recorded within the global stock index sector during January from long positions in U.S. and European equity index futures as prices declined sharply. A portion of the Partnership’s losses for the year was offset by gains achieved within the currency markets during June from short positions in the euro and British pound versus the U.S. dollar as the values of the European currencies, particularly the pound which dropped sharply, were negatively impacted by the U.K. “Brexit” referendum. Additional gains within the currency sector were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering. Within the global interest rate sector, gains were recorded during June from long positions in European and U.S. fixed income futures as prices advanced amid uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union. Additional gains in this sector were recorded during

January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2017 increased by $8,742 and $25,148, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $14,327 and $79,685, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $7,847 and $52,485, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $6,388 and $35,820, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and twelve months ended December 31, 2017 and 2016. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $130,124 and $137,802, respectively.

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

In the General Partner’s opinion, the Advisor continues to employ trading methods and produce results consistent with the objectives of the Partnership and expectations for the Advisor’s program. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Fund depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Fund expects to increase capital through operations.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. The Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, through its investment in the Fund, is exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Additionally, the Funds’ investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016. As of December 31, 2017, the Partnership’s total capitalization was $6,470,236.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$292,225	4.52%
Energy	60,742	0.94
Grains	23,859	0.37
Indices	123,778	1.91
Interest Rates U.S.	33,407	0.52
Interest Rates Non-U.S.	85,649	1.32
Livestock	1,189	0.02
Metals	48,523	0.75
Softs	18,193	0.28

Total	$687,565	10.63%

As of December 31, 2016, the Partnership’s total capitalization was $9,011,688.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$535,773	5.95%
Energy	98,090	1.09
Grains	57,608	0.64
Indices	472,675	5.25
Interest Rates U.S.	107,715	1.20
Interest Rates Non-U.S.	161,556	1.79
Livestock	3,919	0.03
Metals	143,106	1.59
Softs	50,652	0.56

Total	$1,631,094	18.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2017 and 2016, and the highest, lowest and average value at any point during the years. All open contracts trading risk exposures have been included in calculating the figures set forth below.

Prior to the close of business on December 31, 2017, Aspect Master’s total capitalization was $31,218,684. The Partnership owned approximately 15.9% of Aspect Master. Prior to the close of business on December 31, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,837,893	5.89%	$6,170,736	$165,409	$3,911,657
Energy	382,027	1.22	705,685	148,355	391,313
Grains	150,058	0.48	517,162	113,163	280,860
Indices	778,476	2.49	2,393,315	717,283	1,742,652
Interest Rates U.S.	210,106	0.67	409,866	17,734	118,732
Interest Rates Non-U.S.	538,671	1.73	1,683,359	308,848	908,862
Livestock	7,480	0.02	192,005	6,724	89,618
Metals	305,177	0.98	1,042,528	274,140	564,920
Softs	114,422	0.37	570,247	104,140	352,100

Total	$4,324,310	13.85%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2017 the Partnership fully redeemed its investment in PGR Master.

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

Non-Trading Risk

The Funds have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

Materiality as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Funds’ market-sensitive instruments, in relation to the Partnership’s net assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s primary exposures were in the S&P/TSX 60 (Canada), SPI 200 (Australia), Hang Seng (Hong Kong), Dow Jones Euro STOXX 50 (European Union), CBOE VIX Market Volatility (U.S.), and FTSE 100 (United Kingdom) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of copper, nickel, palladium, and zinc.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, palm oil, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Fund as of December 31, 2017.

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

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. Each Advisor is or has been required to notify the General Partner of any material changes to their programs.

Item 8.   Financial Statements and Supplementary Data.

GLOBAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Schedules of Investments at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Global Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Patrick T. Egan
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

The management of Global Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

/s/ Patrick T. Egan	/s/ Steven Ross
Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Global Diversified Futures Fund L.P.	Global Diversified Futures Fund L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Global Diversified Futures Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Global Diversified Futures Fund L.P. (the “Partnership”) as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and the changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Global Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Global Diversified Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Global Diversified Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 24, 2017

\Global Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Investment in the Fund(s), at fair value (Note 6)	$4,935,174	$9,378,857
Redemptions receivable from the Fund	1,670,178	-
Cash at MS&Co. (Note 3c)	98,346	124,558
Cash at bank (Note 1)	436	217

Total assets	$6,704,134	$9,503,632

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$11,174	$15,839
Management fees (Note 3b)	6,521	9,047
General Partner fees (Note 3a)	4,941	7,020
Professional fees	105,207	127,806
Redemptions payable to General Partner (Note 7)	-	10,010
Redemptions payable to Limited Partners (Note 7)	106,055	322,222

Total liabilities	233,898	491,944

Partners’ Capital (Notes 1 and 7):
General Partner, 66.6154 and 75.3044 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	82,234	98,858
Limited Partners, 5,174.7408 and 6,789.2948 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	6,388,002	8,912,830

Total partners’ capital (net asset value)	6,470,236	9,011,688

Total liabilities and partners’ capital	$6,704,134	$9,503,632

Net asset value per Redeemable Unit	$1,234.46	$1,312.78

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2016

Investment in the Funds	Fair Value	% of Partners’ Capital

CMF Aspect Master Fund L.P.	$5,994,782	66.52%

PGR Master Fund L.P.	3,384,075	37.55

Total investment in the Funds	$9,378,857	104.07%

See accompanying notes to financial statements.

.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses For the Years Ended

December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income allocated from the Funds (Note 3c)	$47,132	$21,984	$894

Expenses:
Expenses allocated from the Funds	55,230	65,510	79,005
Ongoing selling agent fees (Note 3d)	150,606	230,291	292,507
Management fees (Note 3b)	86,527	139,012	169,983
General Partner fees (Note 3a)	66,476	102,296	130,200
Incentive fees (Note 3b)	-	-	78,282
Professional fees	130,124	137,802	218,073

Total expenses	488,963	674,911	968,050

Net investment loss	(441,831)	(652,927)	(967,156)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(89,926)	(1,234,360)	1,999,148
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(45,527)	(280,263)	(1,157,242)

Total trading results	(135,453)	(1,514,623)	841,906

Net income (loss)	$(577,284)	$(2,167,550)	$(125,250)

Net income (loss) per Redeemable Unit* (Note 8):	$(78.32)	$(277.80)	$(14.52)

Weighted average Redeemable Units outstanding	6,097.3225	7,832.9849	8,984.4678

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital For the Years Ended

December 31, 2017, 2016 and 2015

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2014	9,286.0482	$14,743,600	$161,414	$14,905,014
Redemptions - Limited Partners	(791.0720)	(1,267,804)	-	(1,267,804)
Net income (loss)	-	(123,790)	(1,460)	(125,250)

Partners’ Capital, December 31, 2015	8,494.9762	13,352,006	159,954	13,511,960
Redemptions - General Partner	(25.2590)	-	(35,011)	(35,011)
Redemptions - Limited Partners	(1,605.1180)	(2,297,711)	-	(2,297,711)
Net income (loss)	-	(2,141,465)	(26,085)	(2,167,550)

Partners’ Capital, December 31, 2016	6,864.5992	8,912,830	98,858	9,011,688
Redemptions - General Partner	(8.6890)	-	(10,001)	(10,001)
Redemptions - Limited Partners	(1,614.5540)	(1,954,167)	-	(1,954,167)
Net income (loss)	-	(570,661)	(6,623)	(577,284)

Partners’ Capital, December 31, 2017	5,241.3562	$6,388,002	$82,234	$6,470,236

Net asset value per Redeemable Unit:

2015:	$1,590.58

2016:	$1,312.78

2017:	$1,234.46

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership, through its investment in the Fund(s) (defined in Note 6, “Investment in the Funds”), are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Fund(s)) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect” or the “Advisor”).

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. The Partnership/Funds also deposit a portion of their cash in non-trading bank accounts at JPMorgan.

CMF Aspect Master Fund L.P. (“Aspect Master” or the “Fund”) has entered into a futures brokerage account agreements with MS&Co. Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to their terminations, CMF Altis Partners Master Fund L.P. (“Altis Master”), Blackwater Master Fund L.P. (“Blackwater Master”) and PGR Master Fund L.P. (“PGR Master”), entered into futures brokerage account agreements with MS&Co. References herein to “Funds” may also include as relevant, Altis Master, Blackwater Master and PGR Master.

Effective July 12, 2017, Aspect Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of Aspect Master and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of Aspect Master during a month.

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

b.

Profit Allocation. The General Partner and each limited partner of Aspect Master share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, or net of distributions or redemptions and losses, if any.

The General Partner and each limited partner of PGR Master shared in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner was liable for the obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s Investment. The Partnership carries its investment in Aspect Master, and had carried its investment in PGR Master, at fair value based on the Funds’ net asset value per Redeemable Unit as calculated by the Funds or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Fund’s Investments. All commodity interests of Aspect Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. Prior to its termination on December 31, 2017, all commodity interests of PGR Master, including derivative financial instruments and derivative commodity instruments, were held for trading purposes. The commodity interests in Aspect Master are, and in PGR Master were, recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership/Fund’s Statements of Income and Expenses. Aspect Master does not, and PGR Master did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Fund’s Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in

Global Diversified Futures Fund L.P.

Notes to Financial Statements

the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

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

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services-Investment Companies.” See Note 8, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee in return for its services to the Partnership equal to 1/12 of 0.9% (0.9% per year) of month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s fee and any redemptions or distributions as of the end of such month.

b.	Management Agreements:

The General Partner, on behalf of the Partnership, entered into a management agreement (a “Management Agreement”) with Aspect, which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into management agreements with Altis Partners (Jersey) Limited (“Altis”), Blackwater Capital Management LLC (“Blackwater”) and PGR Capital LLP (“PGR”). References to “Advisors” may include Altis, Blackwater, and PGR as appropriate. Blackwater was terminated as an Advisor to the Partnership effective September 30, 2015. Altis was terminated as an Advisor to the Partnership effective June 30, 2016. PGR was terminated as an Advisor to the Partnership effective December 31, 2017. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Aspect, and had paid Altis, Blackwater and PGR, a monthly management fee equal to 1/12 of 1.25% (1.25% per year), 1/12 of 1.25% (1.25% per year), 1/12 of 0.75% (0.75% per year) and 1/12 of 1% (1% per year), respectively, of month-end net assets allocated to the Advisor. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party. Effective August 1, 2015, the monthly management fee paid to Altis was reduced from 1/12 of 1.5% (1.5% per year) to 1/12 of 1.25% (1.25% per year).

Global Diversified Futures Fund L.P.

Notes to Financial Statements

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

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”). Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Fund’s accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership entered into a selling agent agreement with Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at an annual rate of 2.0% per year of month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The Customer Agreement and Aspect Master’s futures brokerage account agreements with MS&Co. give the Partnership and Aspect Master, and had given PGR Master, the legal right to net unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

All of the commodity interests owned by Aspect Master are, and PGR Master were, held for trading purposes. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership of the Funds. All clearing fees paid to MS&Co. are borne by the Funds and are allocated to the Funds’ limited partners, including the Partnership.

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

Aspect Master considers, and PGR Master considered, prices for commodity futures, swap and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

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

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective the close of business on September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

On September 1, 2016, the assets allocated to PGR for trading were invested in PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective the close of business on December 31, 2017, the Partnership fully redeemed its investment in PGR Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

The Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the periods covered by this report, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner in Aspect Master and PGR Master (prior to its termination on December 31, 2017) withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

Prior to the close of business on December 31, 2017, the Partnership owned approximately 15.9% of Aspect Master. At December 31, 2016, the Partnership owned approximately 11.2% and 19.2% of Aspect Master and PGR Master, respectively. It is the intention of the Partnership to continue to invest in Aspect Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	December 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
PGR Master	7,502,405	7,502,405	-

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$53,867,283	$237,915	$53,629,368
PGR Master	17,707,393	50,073	17,657,320

Global Diversified Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$86,824	$237,022	$323,846
PGR Master	(22,270)	(1,220,018)	(1,242,288)

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(74,707)	$(3,094,670)	$(3,169,377)
Altis Master (a)	(150,778)	(5,588,130)	(5,738,908)
PGR Master	(36,071)	(1,707,510)	(1,743,581)

(a)	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis Master.

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2017		For the year ended December 31, 2017
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted

Aspect Master	76.28%	$4,935,174	$126,441	$14,540	$8,251	$103,650	Commodity Portfolio	Monthly
PGR Master	-	-	(214,762)	23,808	8,631	(247,201)	Commodity Portfolio	Monthly

Total		$4,935,174	$(88,321)	$38,348	$16,882	$(143,551)

	December 31, 2016		For the year ended December 31, 2016
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted

Aspect Master	66.52%	$5,994,782	$(419,463)	$14,018	$9,000	$(442,481)	Commodity Portfolio	Monthly
Altis Master (a)	-	-	(819,453)	21,096	8,368	(848,917)	Commodity Portfolio	Monthly
PGR Master	37.55%	3,384,075	(253,723)	9,414	3,614	(266,751)	Commodity Portfolio	Monthly

Total		$9,378,857	$(1,492,639)	$44,528	$20,982	$(1,558,149)

(a)	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis Master.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

7.	Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Per Redeemable Unit Performance
(for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(5.86)	$(194.44)	$92.89
Net investment loss	(72.46)	(83.36)	(107.41)

Increase (decrease) for the year	(78.32)	(277.80)	(14.52)
Net asset value per Redeemable Unit, beginning of year	1,312.78	1,590.58	1,605.10

Net asset value per Redeemable Unit, end of year	$1,234.46	$1,312.78	$1,590.58

	2017	2016	2015
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(6.0)%	(5.8)%	(6.7)%

Operating expenses	6.7%	6.0%	6.2%
Incentive fees	-%	-%	0.5%

Total expenses	6.7%	6.0%	6.7%

Total return:
Total return before incentive fees	(6.0)%	(17.5)%	(0.4)%
Incentive fees	-%	-%	(0.5)%

Total return after incentive fees	(6.0)%	(17.5)%	(0.9)%

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

In the normal course of business, the Partnership, indirectly through its investment in the Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.2% to 46.5% of the Fund’s contracts are traded OTC.

Futures Contracts. Aspect Master trades, and PGR Master traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Fund’s Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Fund’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Fund’s Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Fund are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Fund’s Statements of Income and Expenses.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Fund are exposed to a market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Fund’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Fund to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Fund have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Fund’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Fund’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to mitigate the Partnership’s/Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Fund may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers the risk of any future obligation relating to these indemnifications to be remote.

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$14,398	$12,782	$11,236	$8,716
Total expenses	(113,666)	(117,236)	(124,228)	(133,833)
Total trading results	703,566	(34,228)	(477,689)	(327,102)

Net income (loss)	$604,298	$(138,682)	$(590,681)	$(452,219)

Increase (decrease) in net asset value per Redeemable Unit	$109.29	$(25.77)	$(93.87)	$(67.97)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$5,656	$5,517	$4,555	$6,256
Total expenses	(133,711)	(167,506)	(167,625)	(206,069)
Total trading results	(638,512)	(97,420)	(443,811)	(334,880)

Net income (loss)	$(766,567)	$(259,409)	$(606,881)	$(534,693)

Increase (decrease) in net asset value per Redeemable Unit	$(104.97)	$(34.26)	$(73.19)	$(65.38)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls	and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the outstanding Redeemable Units.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The	following table indicates securities owned by management as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Redeemable Units	General Partner	66.6154	1.3%

(c)	Changes in control. None.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)

Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal	Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$67,935
2016	$67,600

(2)	Audit-Related Fees. None.

(3)	Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advices and tax planning.

(4)	All Other Fees. None.

(5)	Not applicable.

(6)	Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016. Schedules of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements.

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

(c)

Amendment No.  3 to the Limited Partnership Agreement, effective December 8, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 13, 2017 and incorporated herein by reference).

10.1

Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated April 17, 2001 (filed as Exhibit 10.12 to the Annual Report on Form 10-K filed on March 28, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited, from June 30, 2017 to June 30, 2018, dated June 1, 2017 (filed herewith).

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

11.1

Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed August 10, 2017 and incorporated herein by reference).

11.2

International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed August 10, 2017 and incorporated herein by reference).

11.3

Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed August 10, 2017 and incorporated herein by reference).

11.4

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed August 10, 2017 and incorporated herein by reference).

11.5	Institutional Account Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed August 10, 2017 and incorporated herein by reference).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of PGR Master Fund L.P. (Master in Liquidation)

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
Patrick T. Egan
President and Director Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.