Form 10-Q
period 2018-03-31
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2018-05-10
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐     No ☑

As of April 30, 2018, 4,882.3598 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Fund (1), at fair value	$6,154,245	$4,935,174
Redemptions receivable from the Fund	75,443	1,670,178
Cash at MS&Co.	111,358	98,346
Cash at bank	-	436

Total assets	$6,341,046	$6,704,134

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$10,568	$11,174
Management fees	6,474	6,521
General Partner fees	4,661	4,941
Professional fees	115,339	105,207
Redemptions payable to General Partner	15,000	-
Redemptions payable to Limited Partners	27,955	106,055

Total liabilities	179,997	233,898

Partners’ Capital:
General Partner, 54.4194 and 66.6154 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	66,931	82,234
Limited Partners, 4,954.8978 and 5,174.7408 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	6,094,118	6,388,002

Total partners’ capital (net asset value)	6,161,049	6,470,236

Total liabilities and partners’ capital	$6,341,046	$6,704,134

Net asset value per Redeemable Unit	$1,229.92	$1,234.46

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income allocated from the Fund(s)	$17,411	$8,716

Expenses:
Expenses allocated from the Fund(s)	12,134	13,913
Ongoing selling agent fees	33,144	43,523
Management fees	20,325	24,942
General Partner fees	14,634	19,232
Professional fees	32,667	32,223

Total expenses	112,904	133,833

Net investment loss	(95,493)	(125,117)

Trading Results:
Net gains (losses) on investment in the Fund(s):
Net realized gains (losses) on closed contracts allocated from the Fund(s)	603	(203,409)
Net change in net unrealized gains (losses) on open contracts allocated from the Fund(s)	85,598	(123,693)

Total trading results	86,201	(327,102)

Net income (loss)	(9,292)	(452,219)
Redemptions - General Partner	(15,000)	-
Redemptions - Limited Partners	(284,895)	(558,735)

Net increase (decrease) in Partners’ Capital	(309,187)	(1,010,954)
Partners’ Capital, beginning of period	6,470,236	9,011,688

Partners’ Capital, end of period	$6,161,049	$8,000,734

Net asset value per Redeemable Unit (5,009.3172 and 6,427.2942 Redeemable Units outstanding at March 31, 2018 and 2017, respectively)	$1,229.92	$1,244.81

Net income (loss) per Redeemable Unit*	$(4.54)	$(67.97)

Weighted average Redeemable Units outstanding	5,131.3532	6,706.9285

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, metals, softs, U.S. and non-U.S. interest rates and livestock. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets, directly or indirectly through its investment in the Fund (as defined below), in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

At March 31, 2018, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) (the “Advisor”), which is a registered commodity trading advisor. The Partnership invests its assets indirectly through its investment in the Funds. Effective December 31, 2017, PGR Capital LLP (“PGR”) ceased to act as a commodity trading advisor to the Partnership. References herein to Advisor shall also include PGR, as appropriate.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley

& Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During the reporting periods and prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of March 31, 2018, the Partnership owned approximately 38.0% of the Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 15.9% of the Fund. It is the Partnership’s intention to continue to invest substantially all of its assets in the Fund. The performance of the Partnership is directly affected by the performance of the Fund.

The Fund’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Fund engages in such trading through a commodity brokerage account maintained with MS&Co. The Fund’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

CMF Aspect Master Fund L.P. (“Aspect Master” or the “Fund”) has entered into a futures brokerage account agreement with MS&Co. Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to its liquidation as of the close of business on December 31, 2017, PGR Master Fund L.P. (“PGR Master”) also entered into a futures brokerage agreement with MS&Co. References herein to the “Funds” shall include PGR Master, as appropriate. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Fund, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Fund at fair value based on the Fund’s net asset value per Redeemable Unit as calculated by the Fund or the Partnership’s (1) net contribution to the Fund and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Fund.

Fund’s Investments. All commodity interests of Aspect Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. Prior to its termination on December 31, 2017, all commodity interests of PGR Master, including derivative financial instruments and derivative commodity instruments, were held for trading purposes. The commodity interests in Aspect Master are, and in PGR Master were, recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first- out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership/Fund’s Statements of Income and Expenses. Aspect Master does not, and PGR Master did not, isolate the portion of the results of operations arising from the effect of

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Fund’s Statements of Income and Expenses.

Fund’s Cash. The Fund’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $2,884,865 and $4,297,134, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Fund’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(11,231) (proceeds of $11,994) and $287,256 (cost of $284,558) as of March 31, 2018 and December 31, 2017, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Aspect Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2018 and 2017 are presented below:

CMF Aspect Master Fund L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$13,211,725	$26,880,632
Restricted cash	2,884,865	4,297,134
Net unrealized appreciation on open futures contracts	436,947	32,846
Net unrealized appreciation on open forward contracts	-	54,106

Total equity in trading account	16,533,537	31,264,718
Cash at bank	-	384

Total assets	$16,533,537	$31,265,102

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$113,471	$-
Accrued expenses:
Professional fees	48,272	46,418
Redemptions payable	247,756	16,521,773

Total liabilities	409,499	16,568,191

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2018 and December 31, 2017	-	-
Limited Partners, 5,380.1423 and 4,952.2118 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	16,124,038	14,696,911

Total partners’ capital (net asset value)	16,124,038	14,696,911

Total liabilities and partners’ capital	$16,533,537	$31,265,102

Net asset value per Redeemable Unit	$2,996.95	$2,967.75

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1	$200	0.00	%*
Energy	83	239,024	1.48
Grains	24	(90)	0.00	*
Indices	116	(82,789)	(0.51)
Interest Rates Non-U.S.	280	268,240	1.66
Livestock	1	(3,237)	(0.02)
Metals	3	(21,155)	(0.13)
Softs	31	13,009	0.08

Total futures contracts purchased		413,202	2.56

Futures Contracts Sold
Currencies	1	325	0.00	*
Energy	15	(2,110)	(0.01)
Grains	61	8,832	0.05
Indices	23	70,642	0.44
Interest Rates U.S.	52	(66,016)	(0.41)
Interest Rates Non-U.S.	394	(34,100)	(0.21)
Livestock	19	22,370	0.14
Metals	18	10,890	0.07
Softs	44	12,912	0.08

Total futures contracts sold		23,745	0.15

Net unrealized appreciation on open futures contracts		$436,947	2.71%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,627,755	$210,356	1.30%
Metals	24	56,329	0.35

Total unrealized appreciation on open forward contracts		266,685	1.65

Unrealized Depreciation on Open Forward Contracts
Currencies	$30,113,502	(252,316)	(1.56)
Metals	37	(127,840)	(0.79)

Total unrealized depreciation on open forward contracts		(380,156)	(2.35)

Net unrealized depreciation on open forward contracts		$(113,471)	(0.70)%

* Due to rounding

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	86	$288,488	1.96%
Grains	2	(2,437)	(0.02)
Indices	218	80,993	0.55
Interest Rates U.S.	2	(2,032)	(0.01)
Interest Rates Non-U.S.	448	(348,421)	(2.37)
Livestock	3	755	0.01
Metals	27	78,338	0.53
Softs	16	22,739	0.16

Total futures contracts purchased		118,423	0.81

Futures Contracts Sold
Currencies	2	(2,006)	(0.01)
Energy	53	(120,995)	(0.82)
Grains	180	29,947	0.20
Indices	29	(3,165)	(0.02)
Interest Rates U.S.	156	(7,351)	(0.05)
Interest Rates Non-U.S.	310	36,276	0.25
Metals	4	(19,017)	(0.13)
Softs	57	734	(0.01)

Total futures contracts sold		(85,577)	(0.59)

Net unrealized appreciation on open futures contracts		$32,846	0.22%

Unrealized Appreciation on Open Forward Contracts
Currencies	$89,105,772	$1,100,324	7.48%
Metals	61	367,024	2.50

Total unrealized appreciation on open forward contracts		1,467,348	9.98

Unrealized Depreciation on Open Forward Contracts
Currencies	$89,761,562	(1,172,261)	(7.97)
Metals	44	(240,981)	(1.64)

Total unrealized depreciation on open forward contracts		(1,413,242)	(9.61)

Net unrealized appreciation on open forward contracts		$54,106	0.37%

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income	$46,482	$51,123

Expenses:
Clearing fees	15,192	26,187
Professional fees	17,195	15,945

Total expenses	32,387	42,132

Net investment income (loss)	14,095	8,991

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	16,146	(36,630)
Net change in unrealized gains (losses) on open contracts	234,592	(767,277)

Total trading results	250,738	(803,907)

Net income (loss)	264,833	(794,916)
Subscriptions—Limited Partners	2,793,227	250,000
Redemptions—Limited Partners	(1,595,608)	(7,990,620)
Distribution of interest income to feeder funds	(35,325)	(50,019)

Net increase (decrease) in Partners’ Capital	1,427,127	(8,585,555)
Partners’ Capital, beginning of period	14,696,911	53,629,368

Partners’ Capital, end of period	$16,124,038	$45,043,813

Net asset value per Redeemable Unit (5,380.1423 and 15,764.8937 Redeemable Units outstanding at March 31, 2018 and 2017, respectively)	$2,996.95	$2,857.22

Net income (loss) per Redeemable Unit*	$35.46	$(49.96)

Weighted average Redeemable Units outstanding	5,638.5857	16,418.9374

*	Represents the change in net asset value per Redeemable Unit during the period.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$14.07	$(49.32)
Net investment loss	(18.61)	(18.65)

Increase (decrease) for the period	(4.54)	(67.97)
Net asset value per Redeemable Unit, beginning of period	1,234.46	1,312.78

Net asset value per Redeemable Unit, end of period	$1,229.92	$1,244.81

	Three Months Ended
	March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.0)%	(6.0)%

Operating expenses	7.1%	6.4%
Incentive fees	-%	-%

Total expenses	7.1%	6.4%

Total return:
Total return before incentive fees	(0.4)%	(5.2)%
Incentive fees	-%	-%

Total return after incentive fees	(0.4)%	(5.2)%

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Aspect Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$32.96	$(50.51)
Net investment income (loss)	2.50	0.55

Increase (decrease) for the period	35.46	(49.96)
Distribution of interest income to feeder funds	(6.26)	(3.05)
Net asset value per Redeemable Unit, beginning of period	2,967.75	2,910.23

Net asset value per Redeemable Unit, end of period	$2,996.95	$2,857.22

	Three Months Ended
	March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.3%	0.1%

Operating expenses	0.8%	0.4%

Total return	1.2%	(1.8)%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Fund the legal right to net unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition. The Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Fund and the Partnership’s percentage ownership of the Fund. All clearing fees paid to MS&Co. are borne by the Fund and allocated to the limited partners, including the Partnership.

All of the commodity interests owned by the Fund are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2018 and 2017 were 1,428 and 2,614, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2018 and 2017 were 151 and 268, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2018 and 2017 were $187,913,138 and $201,706,078, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Fund’s derivatives and their offsetting subject to master netting arrangements or similar arrangements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of	Financial	Cash Collateral
	Gross Amounts	Financial	Financial		Received/
March 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
MS&Co.
Futures	$769,881	$(332,934)	$436,947	$-	$-	$436,947
Forwards	57,280	(57,280)	-	-	-	-

	827,161	(390,214)	436,947	-	-	436,947

JPMorgan
Forwards	209,405	(209,405)	-	-	-	-

Total assets	$1,036,566	$(599,619)	$436,947	$-	$-	$436,947

Liabilities
MS&Co.
Futures	$(332,934)	$332,934	$-	$-	$-	$-
Forwards	(128,124)	57,280	(70,844)	-	-	(70,844)

	(461,058)	390,214	(70,844)	-	-	(70,844)

JPMorgan
Forwards	(252,032)	209,405	(42,627)	-	-	(42,627)

Total liabilities	$(713,090)	$599,619	$(113,471)	$-	$-	$(113,471)

Net fair value						$323,476	*

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of	Financial	Cash Collateral
	Gross Amounts	Financial	Financial		Received/
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
MS&Co.
Futures	$644,619	$(611,773)	$32,846	$-	$-	$32,846
Forwards	367,024	(240,981)	126,043	-	-	126,043

	1,011,643	(852,754)	158,889	-	-	158,889

JPMorgan
Forwards	1,100,324	(1,100,324)	-	-	-	-

Total assets	$2,111,967	$(1,953,078)	$158,889	$-	$-	$158,889

Liabilities
MS&Co.
Futures	$(611,773)	$611,773	$-	$-	$-	$-
Forwards	(240,981)	240,981	-	-	-	-

	(852,754)	852,754	-	-	-	-

JPMorgan
Forwards	(1,172,261)	1,100,324	(71,937)	-	-	(71,937)

Total liabilities	$(2,025,015)	$1,953,078	$(71,937)	$-	$-	$(71,937)

Net fair value						$86,952	*

*

In the event of default by the Fund, MS&Co., the Fund’s commodity futures broker and a counterparty to certain of the Fund’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Fund’s non-exchange-traded contracts, has the right to offset the Fund’s obligation with the Fund’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Fund is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Fund’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Assets
Futures Contracts
Currencies	$525
Energy	246,194
Grains	28,507
Indices	79,846
Interest Rates Non-U.S.	339,492
Livestock	22,930
Metals	19,105
Softs	33,282

Total unrealized appreciation on open futures contracts	769,881

Liabilities
Futures Contracts
Energy	(9,280)
Grains	(19,765)
Indices	(91,993)
Interest Rates U.S.	(66,016)
Interest Rates Non-U.S.	(105,352)
Livestock	(3,797)
Metals	(29,370)
Softs	(7,361)

Total unrealized depreciation on open futures contracts	(332,934)

Net unrealized appreciation on open futures contracts	$436,947	*

Assets
Forward Contracts
Currencies	$210,356
Metals	56,329

Total unrealized appreciation on open forward contracts	266,685

Liabilities
Forward Contracts
Currencies	(252,316)
Metals	(127,840)

Total unrealized depreciation on open forward contracts	(380,156)

Net unrealized depreciation on open forward contracts	$(113,471)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Fund’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Fund’s Statements of Financial Condition.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2017
Assets
Futures Contracts
Energy	$289,627
Grains	40,422
Indices	121,365
Interest Rates U.S.	20,164
Interest Rates Non-U.S.	58,131
Livestock	755
Metals	78,338
Softs	35,817

Total unrealized appreciation on open futures contracts	644,619

Liabilities
Futures Contracts
Currencies	(2,006)
Energy	(122,134)
Grains	(12,912)
Indices	(43,537)
Interest Rates U.S.	(29,547)
Interest Rates Non-U.S.	(370,276)
Metals	(19,017)
Softs	(12,344)

Total unrealized depreciation on open futures contracts	(611,773)

Net unrealized appreciation on open futures contracts	$32,846	*

Assets
Forward Contracts
Currencies	$1,100,324
Metals	367,024

Total unrealized appreciation on open forward contracts	1,467,348

Liabilities
Forward Contracts
Currencies	(1,172,261)
Metals	(240,981)

Total unrealized depreciation on open forward contracts	(1,413,242)

Net unrealized appreciation on open forward contracts	$54,106	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Fund’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Fund’s Statements of Financial Condition.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Fund’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,
Sector	2018		2017
Currencies	$69,118		$(548,179)
Energy	75,876		(683,212)
Grains	(176,041)		(243,750)
Indices	(491,321)		1,842,761
Interest Rates U.S.	499,640		(300,517)
Interest Rates Non-U.S.	410,365		(963,958)
Livestock	11,918		32,403
Metals	(216,665)		98,258
Softs	67,848		(37,713)

Total	$250,738	***	$(803,907)	***

***	This amount is in “Total trading results” in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Aspect Master considers, and PGR Master considered, prices for commodity futures, swap and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017, and for the periods ended March 31, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$769,881	$769,881	$-	$-
Forwards	266,685	-	266,685	-

Total assets	$1,036,566	$769,881	$266,685	$-

Liabilities
Futures	$332,934	$332,934	$-	$-
Forwards	380,156	-	380,156	-

Total liabilities	$713,090	$332,934	$380,156	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$644,619	$644,619	$-	$-
Forwards	1,467,348	-	1,467,348	-

Total assets	$2,111,967	$644,619	$1,467,348	$-

Liabilities
Futures	$611,773	$611,773	$-	$-
Forwards	1,413,242	-	1,413,242	-

Total liabilities	$2,025,015	$611,773	$1,413,242	$-

*

$138,928 of assets and $548,617 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

6.	Investment in the Fund:

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

On September 1, 2016, the assets allocated to PGR for trading were invested in PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. PGR Master permitted accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the general partner of PGR Master. Individual and pooled accounts were managed by PGR, including the Partnership, were permitted to be limited partners of PGR Master. The General Partner and PGR believed that trading through this structure would promote efficiency and economy in the trading process. Effective the close of business on December 31, 2017, the Partnership fully redeemed its investment in PGR Master.

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2018.

The Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Fund engaged in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner in the Fund withdraws all or part of its capital contribution and undistributed profits, if any, from the Fund as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Fund. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

clearing fees are borne by the Fund and allocated to the Funds’ limited partners including the Partnership. Professional fees are borne by the Fund and allocated to the Partnership, and also charged directly at the Partnership level.

Expenses to investors as a result of the investment in the Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Fund(s) is shown in the following tables:

	March 31, 2018
			Total Partners’
	Total Assets	Total Liabilities	Capital
Aspect Master	$16,533,537	$409,499	$16,124,038

	December 31, 2017
			Total Partners’
	Total Assets	Total Liabilities	Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
PGR Master	7,502,405	7,502,405	-

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Fund(s) is shown in the following tables:

	For the three months ended March 31, 2018
	Net Investment	Total Tradin	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$14,095	$250,738	$264,833

	For the three months ended March 31, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$8,991	$(803,907)	$(794,916)
PGR Master	(10,594)	(1,218,364)	(1,228,958)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Fund(s) is shown in the following tables:

	March 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	99.89%	$6,154,245	$103,612	$5,690	$6,444	$91,478	Commodity Portfolio	Monthly

Total		$6,154,245	$103,612	$5,690	$6,444	$91,478

	December 31, 2017		For the three months ended March 31, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	76.28%	$4,935,174	$(85,563)	$3,149	$1,916	$(90,628)	Commodity Portfolio	Monthly
PGR Master	-	-	(232,823)	5,973	2,875	(241,671)	Commodity Portfolio	Monthly

Total		$4,935,174	$(318,386)	$9,122	$4,791	$(332,299)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 36.0% to 50.4% of the Fund’s contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the LME represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Fund are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

In the ordinary course of business, the Fund enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Fund. The Fund considers the risk of any future obligation relating to these indemnifications to be remote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Fund, redemptions receivable from the Fund and cash at MS&Co. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2018.

The Fund’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

For the three months ended March 31, 2018, the Partnership’s capital decreased 4.8% from $6,470,236 to $6,161,049. This decrease was attributable to a net loss of $9,292, coupled with redemptions of 219.8430 limited partner Redeemable Units totaling $284,895 and 12.1960 General Partner Redeemable Units totaling $15,000. Future redemptions can impact the amount of funds available for investment in the Fund in subsequent periods.

The Fund’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the three months ended March 31, 2018, the Fund’s capital increased 9.7% from $14,696,911 to $16,124,038. This increase was attributable to net income of $264,833 and subscriptions totaling $2,793,227 which was partially offset by redemptions totaling $1,595,608 and distribution of interest income to feeder funds, including the Partnership, totaling $35,325,. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership/Fund record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit decreased 0.4% from $ 1,234.46 to $1,229.92 as compared to a decrease of 5.2% in the first quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $86,201. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in grains, indices and metals. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $327,102. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and indices.

During the first quarter, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In commodities, losses were incurred in the grains markets during January and February as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. The Partnership’s overall trading losses for the quarter were offset by trading gains in U.S. interest rate futures during January and February, as well as in European interest rate futures during March. Additional gains from long positions in cocoa and crude oil futures also contributed to the Partnership’s performance during the quarter.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Any interest income earned on collateral or excess cash deposited by the Fund and held by JPMorgan in its capacity as the Fund’s forward foreign currency counterparty will be retained by the Fund, and the Partnership will receive its allocable portion of such interest from the Fund. Interest income for the three months ended March 31, 2018 increased by $8,695 as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2018 as compared to the corresponding period in 2017. The amount of interest income earned by the Partnership/Fund depends on (1) the average daily equity maintained in cash in the Partnership’s/Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Fund and (3) interest rates over which none of the Partnership, the Fund, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $10,379 as compared to the corresponding period in 2017. The decrease in ongoing selling agent fees is due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $4,617 as compared to the corresponding period in 2017. The decrease in the management fees was due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $4,598 as compared to the corresponding period in 2017. The decrease in General Partner fees was due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the management agreement among the Partnership, the General Partner and the Advisor and are payable annually. There were no incentive fees paid for the three months ended March 31, 2018 and 2017. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Fund. The Partnership/Fund are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main lines of business.

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

The Partnership/Fund rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Fund’s past performances are not necessarily indicative of their future results.

Quantifying the Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund accounts for open positions on the basis of fair value accounting principles. Any losses in the market value of the Fund’s open positions are directly reflected in the Partnership’s earnings and cash flow.

The Fund’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non- trading losses far beyond the indicated Value at Risk or the Fund’s experiences to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risks.

Exchange margin requirements have been used by the Fund as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisor currently trades the Partnership’s assets indirectly in master fund managed accounts established in the name of the Fund over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended March 31, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, Aspect Master’s total capitalization was $16,124,038. The Partnership owned approximately 38.0% of Aspect Master. As of March 31, 2018, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

		March 31, 2018
			Three Months Ended March 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,143,802	7.09%	$2,424,144	$1,047,497	$1,501,891
Energy	216,986	1.35	451,603	134,170	225,154
Grains	63,186	0.39	182,759	44,442	77,235
Indices	406,115	2.52	958,119	406,115	592,069
Interest Rates U.S.	103,511	0.64	313,762	96,146	196,874
Interest Rates Non-U.S.	532,183	3.30	678,679	196,668	586,941
Livestock	22,569	0.14	33,660	7,480	23,803
Metals	207,748	1.29	481,847	180,292	285,438
Softs	117,535	0.73	148,223	67,833	108,739

Total	$2,813,635	17.45%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, Aspect Master’s total capitalization was $31,218,684. The Partnership owned approximately 15.9% of Aspect Master. Prior to the close of business December 31, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	132.8950	$1,344.50	N/A	N/A
February 1, 2018 - February 28, 2018	64.2190	$1,218.69	N/A	N/A
March 1, 2018 - March 31, 2018	22.7290	$1,229.92	N/A	N/A
	219.8430	$1,295.90

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.