Form 10-Q
period 2018-06-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2018-08-09
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐    No ☑

As of July 31, 2018, 4,770.5198 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(Unaudited)

Assets:

Investment in the Fund (1), at fair value	$5,638,028	$4,935,174

Redemptions receivable from the Fund	113,317	1,670,178

Cash at MS&Co.	101,592	98,346

Cash at bank	-	436

Total assets	$5,852,937	$6,704,134

Liabilities and Partners’ Capital:

Liabilities:

Accrued expenses:

Ongoing selling agent fees	$9,755	$11,174

Management fees	5,977	6,521

General Partner fees	4,303	4,941

Professional fees	105,513	105,207

Redemptions payable to Limited Partners	82,557	106,055

Total liabilities	208,105	233,898

Partners’ Capital:

General Partner, 54.4194 and 66.6154 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	63,160	82,234

Limited Partners, 4,809.2278 and 5,174.7408 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	5,581,672	6,388,002

Total partners’ capital (net asset value)	5,644,832	6,470,236

Total liabilities and partners’ capital	$5,852,937	$6,704,134

Net asset value per Redeemable Unit	$1,160.62	$1,234.46

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Fund(s)	$17,246	$11,236	$34,657	$19,952

Expenses:
Expenses allocated from the Fund(s)	11,750	15,148	23,884	29,061
Ongoing selling agent fees	30,186	38,372	63,330	81,895
Management fees	18,479	21,909	38,804	46,851
General Partner fees	13,305	16,918	27,939	36,150
Professional fees	32,305	31,881	64,972	64,104

Total expenses	106,025	124,228	218,929	258,061

Net investment loss	(88,779)	(112,992)	(184,272)	(238,109)

Trading Results:
Net gains (losses) on investment in the Fund(s):
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(349,406)	(263,988)	(348,803)	(467,397)
Net change in net unrealized gains (losses) on open contracts allocated from the Fund(s)	98,526	(213,701)	184,124	(337,394)

Total trading results	(250,880)	(477,689)	(164,679)	(804,791)

Net income (loss)	(339,659)	(590,681)	(348,951)	(1,042,900)
Redemptions - General Partner	-	(10,001)	(15,000)	(10,001)
Redemptions - Limited Partners	(176,558)	(372,174)	(461,453)	(930,909)

Net increase (decrease) in Partners’ Capital	(516,217)	(972,856)	(825,404)	(1,983,810)
Partners’ Capital, beginning of period	6,161,049	8,000,734	6,470,236	9,011,688

Partners’ Capital, end of period	$5,644,832	$7,027,878	$5,644,832	$7,027,878

Net asset value per Redeemable Unit (4,863.6472 and 6,106.2322 Redeemable Units outstanding at June 30, 2018 and 2017, respectively)	$1,160.62	$1,150.94	$1,160.62	$1,150.94

Net income (loss) per Redeemable Unit*	$(69.30)	$(93.87)	$(73.84)	$(161.84)

Weighted average Redeemable Units outstanding	4,960.2919	6,311.5779	5,045.8225	6,509.2532

*	Represents the change in net asset value per Redeemable Unit during the period.

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

At June 30, 2018, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) (the “Advisor”), which is a registered commodity trading advisor. The Partnership invests its assets indirectly through its investment in the Funds. Effective December 31, 2017, PGR Capital LLP (“PGR”) ceased to act as a commodity trading advisor to the Partnership. References herein to Advisor shall also include PGR, as appropriate.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of June 30, 2018, the Partnership owned approximately 38.2% of the Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 15.9% of the Fund. It is the Partnership’s intention to continue to invest substantially all of its assets in the Fund. The performance of the Partnership is directly affected by the performance of the Fund.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Fund at fair value based on the Fund’s net asset value per Redeemable Unit as calculated by the Fund.

Funds’ Investments. All commodity interests of Aspect Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. Prior to its termination on December 31, 2017, all commodity interests of PGR Master, including derivative financial instruments and derivative commodity instruments, were held for trading purposes. The commodity interests in Aspect Master are, and in PGR Master were, recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

on open contracts are/were included as a component of equity in the trading account on the Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership/Fund’s Statements of Income and Expenses. Aspect Master does not, and PGR Master did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in each Fund’s Statements of Income and Expenses.

Fund’s Cash. The Fund’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $2,728,785 and $4,297,134, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Fund’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(195,642) (proceeds of $195,702) and $287,256 (cost of $284,558) as of June 30, 2018 and December 31, 2017, respectively.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Aspect Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2018 and 2017 are presented below:

CMF Aspect Master Fund L.P.

Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$11,664,723	$26,880,632
Restricted cash	2,728,785	4,297,134
Net unrealized appreciation on open futures contracts	356,759	32,846
Net unrealized appreciation on open forward contracts	228,293	54,106

Total equity in trading account	14,978,560	31,264,718
Cash at bank	-	384

Total assets	$14,978,560	$31,265,102

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$50,773	$46,418
Redemptions payable	152,960	16,521,773

Total liabilities	203,733	16,568,191

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2018 and December 31, 2017	-	-
Limited Partners, 5,152.6898 and 4,952.2118 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	14,774,827	14,696,911

Total partners’ capital (net asset value)	14,774,827	14,696,911

Total liabilities and partners’ capital	$14,978,560	$31,265,102

Net asset value per Redeemable Unit	$2,867.40	$2,967.75

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	78	$258,749	1.75%
Grains	9	685	0.00 *
Indices	162	(103,802)	(0.70)
Interest Rates Non-U.S.	356	75,345	0.51
Livestock	4	5,188	0.04
Metals	4	(3,955)	(0.03)
Softs	31	(9,014)	(0.06)

Total futures contracts purchased		223,196	1.51

Futures Contracts Sold
Currencies	10	5,845	0.04
Energy	2	(5,620)	(0.04)
Grains	120	85,067	0.58
Indices	44	(11,189)	(0.08)
Interest Rates U.S.	68	(6,445)	(0.04)
Interest Rates Non-U.S.	231	(15,201)	(0.10)
Livestock	26	(9,811)	(0.07)
Metals	32	74,401	0.50
Softs	36	16,516	0.11

Total futures contracts sold		133,563	0.90

Net unrealized appreciation on open futures contracts		$356,759	2.41%

Unrealized Appreciation on Open Forward Contracts
Currencies	$40,680,280	$518,140	3.51%
Metals	28	107,551	0.73

Total unrealized appreciation on open forward contracts		625,691	4.24

Unrealized Depreciation on Open Forward Contracts
Currencies	$24,683,097	(293,183)	(1.98)
Metals	24	(104,215)	(0.71)

Total unrealized depreciation on open forward contracts		(397,398)	(2.69)

Net unrealized appreciation on open forward contracts		$228,293	1.55%

*	Due to rounding

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$44,921	$67,220	$91,403	$118,343

Expenses:
Clearing fees	13,597	27,607	28,789	53,794
Professional fees	17,000	15,947	34,195	31,892

Total expenses	30,597	43,554	62,984	85,686

Net investment income (loss)	14,324	23,666	28,419	32,657

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(906,149)	(929,222)	(890,003)	(965,852)
Net change in unrealized gains (losses) on open contracts	260,870	(919,405)	495,462	(1,686,682)

Total trading results	(645,279)	(1,848,627)	(394,541)	(2,652,534)

Net income (loss)	(630,955)	(1,824,961)	(366,122)	(2,619,877)
Subscriptions—Limited Partners	-	-	2,793,227	250,000
Redemptions—Limited Partners	(686,066)	(3,583,689)	(2,281,674)	(11,574,309)
Distribution of interest income to feeder funds	(32,190)	(67,220)	(67,515)	(117,239)

Net increase (decrease) in Partners’ Capital	(1,349,211)	(5,475,870)	77,916	(14,061,425)
Partners’ Capital, beginning of period	16,124,038	45,043,813	14,696,911	53,629,368

Partners’ Capital, end of period	$14,774,827	$39,567,943	$14,774,827	$39,567,943

Net asset value per Redeemable Unit
(5,152.6898 and 14,499.0105 Redeemable Units outstanding at June 30, 2018 and 2017, respectively)	$2,867.40	$2,729.01	$2,867.40	$2,729.01

Net income (loss) per Redeemable Unit*	$(123.44)	$(123.74)	$(88.01)	$(173.77)

Weighted average Redeemable Units outstanding	5,272.7207	15,043.1559	5,469.4314	15,731.0467

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(51.40)	$(75.97)	$(37.32)	$(125.26)
Net investment loss	(17.90)	(17.90)	(36.52)	(36.58)

Increase (decrease) for the period	(69.30)	(93.87)	(73.84)	(161.84)
Net asset value per Redeemable Unit, beginning of period	1,229.92	1,244.81	1,234.46	1,312.78

Net asset value per Redeemable Unit, end of period	$1,160.62	$1,150.94	$1,160.62	$1,150.94

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.0)%	(6.0)%	(6.0)%	(6.0)%

Operating expenses	7.2%	6.6%	7.2%	6.5%
Incentive fees	-%	-%	-%	-%

Total expenses	7.2%	6.6%	7.2%	6.5%

Total return:
Total return before incentive fees	(5.6)%	(7.5)%	(6.0)%	(12.3)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(5.6)%	(7.5)%	(6.0)%	(12.3)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income allocated from Aspect Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Fund(s).

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Aspect Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(126.16)	$(125.31)	$(93.21)	$(175.85)
Net investment income (loss)	2.72	1.57	5.20	2.08

Increase (decrease) for the period	(123.44)	(123.74)	(88.01)	(173.77)
Distribution of interest income to feeder funds	(6.11)	(4.47)	(12.34)	(7.45)
Net asset value per Redeemable Unit, beginning of period	2,996.95	2,857.22	2,967.75	2,910.23

Net asset value per Redeemable Unit, end of period	$2,867.40	$2,729.01	$2,867.40	$2,729.01

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.4%	0.2%	0.4%	0.1%

Operating expenses	0.8%	0.4%	0.8%	0.4%

Total return	(4.1)%	(4.3)%	(3.0)%	(6.0)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized.

***	Interest income less total expenses.

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds’ the legal right to net unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition. The Funds’ net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Funds’ and the Partnership’s percentage ownership of the Funds’. All clearing fees paid to MS&Co. are borne by the Funds’ and allocated to the limited partners, including the Partnership.

All of the commodity interests owned by the Funds’ are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2018 and 2017 were 1,380 and 2,534, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2018 and 2017 were 1,404 and 2,574, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2018 and 2017 were 94 and 211, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2018 and 2017 were 122 and 240, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2018 and 2017 were $96,825,873 and $200,891,029, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2018 and 2017 were $142,369,506 and $201,298,553, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Fund’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2018 and December 31, 2017, respectively.

June 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets

MS&Co.
Futures	$612,108	$(255,349)	$356,759	$-	$-	$356,759
Forwards	107,954	(104,762)	3,192	-	-	3,192

	720,062	(360,111)	359,951	-	-	359,951

JPMorgan
Forwards	517,737	(292,636)	225,101	-	-	225,101

Total assets	$1,237,799	$(652,747)	$585,052	$-	$-	$585,052

Liabilities

MS&Co.
Futures	$(255,349)	$255,349	$-	$-	$-	$-
Forwards	(104,762)	104,762	-	-	-	-

	(360,111)	360,111	-	-	-	-

JPMorgan
Forwards	(292,636)	292,636	-	-	-	-

Total liabilities	$(652,747)	$652,747	$-	$-	$-	$-

Net fair value						$585,052	*

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets

MS&Co.
Futures	$644,619	$(611,773)	$32,846	$-	$-	$32,846
Forwards	367,024	(240,981)	126,043	-	-	126,043

	1,011,643	(852,754)	158,889	-	-	158,889

JPMorgan
Forwards	1,100,324	(1,100,324)	-	-	-	-

Total assets	$2,111,967	$(1,953,078)	$158,889	$-	$-	$158,889

Liabilities

MS&Co.
Futures	$(611,773)	$611,773	$-	$-	$-	$-
Forwards	(240,981)	240,981	-	-	-	-

	(852,754)	852,754	-	-	-	-

JPMorgan
Forwards	(1,172,261)	1,100,324	(71,937)	-	-	(71,937)

Total liabilities	$(2,025,015)	$1,953,078	$(71,937)	$-	$-	$(71,937)

Net fair value						$86,952	*

*

In the event of default by the Fund, MS&Co., the Fund’s commodity futures broker and a counterparty to certain of the Fund’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Fund’s non-exchange-traded contracts, each has the right to offset the Fund’s obligation with the Fund’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Fund is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Fund’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Currencies	$6,510
Energy	263,115
Grains	97,357
Indices	33,550
Interest Rates U.S.	13,133
Interest Rates Non-U.S.	93,770
Livestock	9,868
Metals	75,346
Softs	19,459

Total unrealized appreciation on open futures contracts	612,108

Liabilities
Futures Contracts
Currencies	(665)
Energy	(9,986)
Grains	(11,605)
Indices	(148,541)
Interest Rates U.S.	(19,578)
Interest Rates Non-U.S.	(33,626)
Livestock	(14,491)
Metals	(4,900)
Softs	(11,957)

Total unrealized depreciation on open futures contracts	(255,349)

Net unrealized appreciation on open futures contracts	$356,759	*

Assets
Forward Contracts
Currencies	$518,140
Metals	107,551

Total unrealized appreciation on open forward contracts	625,691

Liabilities
Forward Contracts
Currencies	(293,183)
Metals	(104,215)

Total unrealized depreciation on open forward contracts	(397,398)

Net unrealized appreciation on open forward contracts	$228,293	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Fund’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Fund’s Statements of Financial Condition.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Fund’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Currencies	$(148,992)		$(1,060,368)		$(79,874)		$(1,608,547)
Energy	514,531		(699,702)		590,407		(1,382,914)
Grains	(9,395)		(153,019)		(185,436)		(396,769)
Indices	(33,155)		612,526		(524,476)		2,455,287
Interest Rates U.S.	(169,750)		(123,017)		329,890		(423,534)
Interest Rates Non-U.S.	(711,444)		(1,042,494)		(301,079)		(2,006,452)
Livestock	(29,040)		278,928		(17,122)		311,331
Metals	(17,493)		(317,853)		(234,158)		(219,595)
Softs	(40,541)		656,372		27,307		618,659

Total	$(645,279)	***	$(1,848,627)	***	$(394,541)	***	$(2,652,534)	***

***	This amount is in “Total trading results” in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Aspect Master considers, and PGR Master considered, prices for commodity futures, swap and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$612,108	$612,108	$-	$-
Forwards	625,691	-	625,691	-

Total assets	$1,237,799	$612,108	$625,691	$-

Liabilities
Futures	$255,349	$255,349	$-	$-
Forwards	397,398	-	397,398	-

Total liabilities	$652,747	$255,349	$397,398	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3

Assets
Futures	$644,619	$644,619	$-	$-
Forwards	1,467,348	-	1,467,348	-

Total assets	$2,111,967	$644,619	$1,467,348	$-

Liabilities
Futures	$611,773	$611,773	$-	$-
Forwards	1,413,242	-	1,413,242	-

Total liabilities	$2,025,015	$611,773	$1,413,242	$-

*

$138,928 of assets and $548,617 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

On September 1, 2016, the assets allocated to PGR for trading were invested in PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. PGR Master permitted accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the general partner of PGR Master. Individual and pooled accounts managed by PGR, including the Partnership, were permitted to be limited partners of PGR Master. The General Partner and PGR believed that trading through this structure would promote efficiency and economy in the trading process. Effective the close of business on December 31, 2017, the Partnership fully redeemed its investment in PGR Master.

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2018.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees are borne by the Fund and allocated to the Fund’s limited partners including the Partnership. Professional fees are borne by the Fund and allocated to the Partnership, and also charged directly at the Partnership level.

Expenses to investors as a result of the investment in the Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Fund(s) is/are shown in the following tables:

	June 30, 2018

	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$14,978,560	$203,733	$14,774,827

	December 31, 2017

	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
PGR Master	7,502,405	7,502,405	-

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Fund(s) is shown in the following tables:

	For the three months ended June 30, 2018

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$14,324	$(645,279)	$(630,955)

	For the six months ended June 30, 2018

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$28,419	$(394,541)	$(366,122)

	For the three months ended June 30, 2017

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$23,666	$(1,848,627)	$(1,824,961)
PGR Master	(9,619)	(1,196,807)	(1,206,426)

	For the six months ended June 30, 2017

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$32,657	$(2,652,534)	$(2,619,877)
PGR Master	(20,213)	(2,415,171)	(2,435,384)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Fund(s) is/are shown in the following tables:

	June 30, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	99.88%	$5,638,028	$(233,634)	$5,223	$6,527	$(245,384)	Commodity Portfolio	Monthly

Total		$5,638,028	$(233,634)	$5,223	$6,527	$(245,384)

	June 30, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	99.88%	$5,638,028	$(130,022)	$10,913	$12,971	$(153,906)	Commodity Portfolio	Monthly

Total		$5,638,028	$(130,022)	$10,913	$12,971	$(153,906)

	December 31, 2017		For the three months ended June 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	76.28%	$4,935,174	$(213,970)	$3,278	$1,892	$(219,140)	Commodity Portfolio	Monthly
PGR Master	-	-	(252,483)	6,777	3,201	(262,461)	Commodity Portfolio	Monthly

Total		$4,935,174	$(466,453)	$10,055	$5,093	$(481,601)

	December 31, 2017		For the six months ended June 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	76.28%	$4,935,174	$(299,533)	$6,427	$3,808	$(309,768)	Commodity Portfolio	Monthly
PGR Master	-	-	(485,306)	12,750	6,076	(504,132)	Commodity Portfolio	Monthly

Total		$4,935,174	$(784,839)	$19,177	$9,884	$(813,900)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 30.0% to 42.0% of the Fund’s contracts are traded OTC.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Fund, redemptions receivable from the Fund and cash. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2018.

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

For the six months ended June 30, 2018, the Partnership’s capital decreased 12.8% from $6,470,236 to $5,644,832. This decrease was attributable to a net loss of $348,951, coupled with redemptions of 365.5130 limited partner Redeemable Units totaling $461,453 and 12.1960 General Partner Redeemable Units totaling $15,000. Future redemptions can impact the amount of funds available for investment in the Fund in subsequent periods.

The Fund’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2018, the Fund’s capital increased 0.5% from $14,696,911 to $14,774,827. This increase was attributable to subscriptions totaling $2,793,227 which was partially offset by net loss of $366,122 and redemptions totaling $2,281,674 and distribution of interest income to feeder funds, including the Partnership, totaling $67,515. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit decreased 5.6% from $1,229.92 to $1,160.62 as compared to a decrease of 7.5% in the second quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $250,880. Losses were primarily attributable to the Fund’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $477,689. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most notable losses were incurred during May from short positions in U.S. and European fixed income futures as bond prices surged amid growing populist tensions in Europe. In the currencies, losses were experienced during April and May as a strengthening U.S. dollar negatively impacted the Partnership’s currency futures positions. Losses in the agricultural markets were experienced amid falling cocoa prices during May and a decline in grain prices during April and May. Trade tensions between the U.S. and China resulted in losses from Asian equity index futures during May and June. During April, short positions in aluminum futures recorded losses as prices soared amid the possibility of sanctions against Russia metals exports. A portion of the Partnership’s losses was offset by gains achieved within the energy sector during April and May from long positions in crude oil and its refined products as global supply shortfalls pushed prices higher.

During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit decreased 6.0% from $1,234.46 to $1,160.62 as compared to a decrease of 12.3% during the six months ended June 30, 2017. The Partnership experienced a net trading loss before fees and expenses during the six months ended June 30, 2018 of $164,679. Losses were primarily attributable to the Fund’s trading of commodity futures in currencies, grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in energy, U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses during the six months ended June 30, 2017 of $804,791. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most notable losses were incurred during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in equity indices were experienced during March, May, and June. In the metals, losses were recorded from positions in the industrial metals during March and April. During May, long positions in cocoa futures incurred losses as prices fell dramatically. Additional losses in the agricultural markets were experienced due to grains trading in January, April, and May. Losses in the currency sector were experience during February, April, and May as the U.S. dollar strengthened. The most notable losses within the global interest rate sector were incurred during May from short positions in U.S. and European fixed income futures as bond prices spiked. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during January, March, April, and May from long positions in crude oil and its refined products as global supply shortfalls and geopolitical tensions in the Middle East and Russia pushed prices higher.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Any interest income earned on collateral or excess cash deposited by the Fund and held by JPMorgan in its capacity as the Fund’s forward foreign currency counterparty will be retained by the Fund, and the Partnership will receive its allocable portion of such interest from the Fund. Interest income for the three and six months ended June 30, 2018 increased by $6,010 and $14,705, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. The amount of interest income earned by the Partnership/Fund depends on (1) the average daily equity maintained in cash in the Partnership’s/Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Fund and (3) interest rates over which none of the Partnership, the Fund, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $8,186 and $18,565, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $3,430 and $8,047, respectively, as compared to the corresponding periods in 2017. The decrease in the management fees was due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $3,613 and $8,211, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the management agreement among the Partnership, the General Partner and the Advisor and are payable annually. There were no incentive fees paid for the three and six months ended June 30, 2018 and 2017. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

“Value at Risk” is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experiences to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risks.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisor currently trades the Partnership’s assets indirectly in master fund managed accounts established in the name of the Fund over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended June 30, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, Aspect Master’s total capitalization was $14,774,827. The Partnership owned approximately 38.2% of Aspect Master. As of June 30, 2018, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$945,683	6.40%	$1,337,816	$787,895	$1,105,819
Energy	201,744	1.36	349,140	193,836	275,132
Grains	135,686	0.92	135,686	57,421	89,063
Indices	704,620	4.77	1,117,569	393,663	799,534
Interest Rates U.S.	136,554	0.92	310,937	105,788	199,612
Interest Rates Non-U.S.	281,541	1.91	722,184	223,110	456,750
Livestock	34,889	0.24	42,900	23,119	36,026
Metals	174,450	1.18	207,300	127,730	163,277
Softs	110,296	0.75	147,105	68,301	119,569

Total	$2,725,463	18.45%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	72.5380	$1,264.35	N/A	N/A
May 1, 2018 - May 31, 2018	2.0000	$1,143.84	N/A	N/A
June 1, 2018 - June 30, 2018	71.1320	$1,160.62	N/A	N/A
	145.6700	$1,212.04

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.