Form 10-Q
period 2018-09-30
GLOBAL DIVERSIFIED FUTURES FUND L.P.
filed 2018-11-08
CIK 1068237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐    No ☑

As of October 31, 2018, 4,405.8088 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Diversified Futures Fund L.P.

Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(Unaudited)

Assets:

Investment in the Fund (1), at fair value	$5,135,506	$4,935,174

Redemptions receivable from the Fund	178,604	1,670,178

Cash at MS&Co.	88,359	98,346

Cash at bank	-	436

Total assets	$5,402,469	$6,704,134

Liabilities and Partners’ Capital:

Liabilities:

Accrued expenses:

Ongoing selling agent fees	$9,004	$11,174

Management fees	5,522	6,521

General Partner fees	3,976	4,941

Professional fees	92,248	105,207

Redemptions payable to Limited Partners	149,409	106,055

Total liabilities	260,159	233,898

Partners’ Capital:

General Partner, 54.4194 and 66.6154 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	62,400	82,234

Limited Partners, 4,430.2198 and 5,174.7408 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	5,079,910	6,388,002

Total partners’ capital (net asset value)	5,142,310	6,470,236

Total liabilities and partners’ capital	$5,402,469	$6,704,134

Net asset value per Redeemable Unit	$1,146.65	$1,234.46

(1) Defined in Note 1.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Fund(s)	$18,311	$12,782	$52,968	$32,734

Expenses:
Expenses allocated from the Fund(s)	12,176	15,572	36,060	44,633
Ongoing selling agent fees	28,029	34,772	91,359	116,667
Management fees	17,182	19,986	55,986	66,837
General Partner fees	12,371	15,327	40,310	51,477
Professional fees	32,128	31,579	97,100	95,683

Total expenses	101,886	117,236	320,815	375,297

Net investment loss	(83,575)	(104,454)	(267,847)	(342,563)

Trading Results:
Net gains (losses) on investment in the Fund(s):
Net realized gains (losses) on closed contracts allocated from the Fund(s)	65,108	(230,334)	(283,695)	(697,731)
Net change in net unrealized gains (losses) on open contracts allocated from the Fund(s)	(45,996)	196,106	138,128	(141,288)

Total trading results	19,112	(34,228)	(145,567)	(839,019)

Net income (loss)	(64,463)	(138,682)	(413,414)	(1,181,582)
Redemptions - General Partner	-	-	(15,000)	(10,001)
Redemptions - Limited Partners	(438,059)	(615,363)	(899,512)	(1,546,272)

Net increase (decrease) in Partners’ Capital	(502,522)	(754,045)	(1,327,926)	(2,737,855)
Partners’ Capital, beginning of period	5,644,832	7,027,878	6,470,236	9,011,688

Partners’ Capital, end of period	$5,142,310	$6,273,833	$5,142,310	$6,273,833

Net asset value per Redeemable Unit (4,484.6392 and 5,575.8882 Redeemable Units outstanding at September 30, 2018 and 2017, respectively)	$1,146.65	$1,125.17	$1,146.65	$1,125.17

Net income (loss) per Redeemable Unit*	$(13.97)	$(25.77)	$(87.81)	$(187.61)

Weighted average Redeemable Units outstanding	4,767.8419	5,918.1669	4,953.1623	6,312.2244

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Global Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on June 15, 1998, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, metals, softs, U.S. and non-U.S. interest rates and livestock. The commodity interests that are traded by the Partnership, through its investment in the Fund (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on February 2, 1999. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets, directly or indirectly through its investment in the Fund (as defined below), in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

At September 30, 2018, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) (the “Advisor”), which is a registered commodity trading advisor. The Partnership invests its assets indirectly through its investment in the Fund. Effective December 31, 2017, PGR Capital LLP (“PGR”) ceased to act as a commodity trading advisor to the Partnership. References herein to Advisor shall also include PGR, as appropriate.

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 30, 2018, the Partnership owned approximately 47.1% of the Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 15.9% of the Fund. It is the Partnership’s intention to continue to invest substantially all of its assets in the Fund. The performance of the Partnership is directly affected by the performance of the Fund.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Fund’s Cash. The Fund’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $3,164,028 and $4,297,134, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Fund’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(56,426) (proceeds of $56,941) and $287,256 (cost of $284,558) as of September 30, 2018 and December 31, 2017, respectively.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Aspect Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2018 and 2017 are presented below:

CMF Aspect Master Fund L.P.

Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$ ` 10,564,283	$26,880,632
Restricted cash	3,164,028	4,297,134
Net unrealized appreciation on open futures contracts	772,460	32,846
Net unrealized appreciation on open forward contracts	-	54,106

Total equity in trading account	14,500,771	31,264,718
Cash at bank	-	384

Total assets	$14,500,771	$31,265,102

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$313,152	$-
Accrued expenses:
Professional fees	53,272	46,418
Redemptions payable	3,238,584	16,521,773

Total liabilities	3,605,008	16,568,191

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2018 and December 31, 2017	-	-
Limited Partners, 3,793.4157 and 4,952.2118 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	10,895,763	14,696,911

Total partners’ capital (net asset value)	10,895,763	14,696,911

Total liabilities and partners’ capital	$14,500,771	$31,265,102

Net asset value per Redeemable Unit	$2,872.28	$2,967.75

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	82	$281,463	2.58%
Grains	19	(2,470)	(0.02)
Indices	214	93,349	0.86
Interest Rates Non-U.S.	144	(38,051)	(0.35)
Livestock	5	3,750	0.03
Metals	12	10,038	0.09
Softs	22	(26,522)	(0.24)

Total futures contracts purchased		321,557	2.95

Futures Contracts Sold
Currencies	4	3,010	0.03
Energy	7	(20,365)	(0.19)
Grains	115	38,238	0.35
Indices	31	8,137	0.07
Interest Rates U.S.	240	155,453	1.43
Interest Rates Non-U.S.	388	71,596	0.66
Livestock	14	(29,278)	(0.27)
Metals	29	69,134	0.64
Softs	95	154,978	1.42

Total futures contracts sold		450,903	4.14

Net unrealized appreciation on open futures contracts		$772,460	7.09%

Unrealized Appreciation on Open Forward Contracts
Currencies	$24,428,799	$294,221	2.70%
Metals	28	74,531	0.68

Total unrealized appreciation on open forward contracts		368,752	3.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$41,907,753	(570,237)	(5.23)
Metals	38	(111,667)	(1.02)

Total unrealized depreciation on open forward contracts		(681,904)	(6.25)

Net unrealized depreciation on open forward contracts		$(313,152)	(2.87)%

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Aspect Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$48,196	$70,133	$139,599	$188,476

Expenses:
Clearing fees	15,050	28,968	43,839	82,762
Professional fees	17,000	15,947	51,195	47,839

Total expenses	32,050	44,915	95,034	130,601

Net investment income (loss)	16,146	25,218	44,565	57,875

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	172,176	(1,097,275)	(717,827)	(2,063,127)
Net change in unrealized gains (losses) on open contracts	(125,289)	819,345	370,173	(867,337)

Total trading results	46,887	(277,930)	(347,654)	(2,930,464)

Net income (loss)	63,033	(252,712)	(303,089)	(2,872,589)
Subscriptions—Limited Partners	-	-	2,793,227	250,000
Redemptions—Limited Partners	(3,905,844)	(5,461,228)	(6,187,518)	(17,035,537)
Distribution of interest income to feeder funds	(36,253)	(65,921)	(103,768)	(183,160)

Net increase (decrease) in Partners’ Capital	(3,879,064)	(5,779,861)	(3,801,148)	(19,841,286)
Partners’ Capital, beginning of period	14,774,827	39,567,943	14,696,911	53,629,368

Partners’ Capital, end of period	$10,895,763	$33,788,082	$10,895,763	$33,788,082

Net asset value per Redeemable Unit
(3,793.4157 and 12,517.3438 Redeemable Units outstanding at September 30, 2018 and 2017, respectively)	$2,872.28	$2,699.30	$2,872.28	$2,699.30

Net income (loss) per Redeemable Unit*	$12.06	$(24.69)	$(76.00)	$(198.61)

Weighted average Redeemable Units outstanding	5,050.4968	13,143.1841	5,329.7866	14,868.4258

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$3.56	$(8.12)	$(33.73)	$(133.34)
Net investment loss	(17.53)	(17.65)	(54.08)	(54.27)

Increase (decrease) for the period	(13.97)	(25.77)	(87.81)	(187.61)
Net asset value per Redeemable Unit, beginning of period	1,160.62	1,150.94	1,234.46	1,312.78

Net asset value per Redeemable Unit, end of period	$1,146.65	$1,125.17	$1,146.65	$1,125.17

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.1)%	(6.2)%	(6.0)%	(6.0)%

Operating expenses	7.5%	6.9%	7.2%	6.6%
Incentive fees	-%	-%	-%	-%

Total expenses	7.5%	6.9%	7.2%	6.6%

Total return:
Total return before incentive fees	(1.2)%	(2.2)%	(7.1)%	(14.3)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(1.2)%	(2.2)%	(7.1)%	(14.3)%

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Aspect Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$8.86	$(26.61)	$(84.36)	$(202.50)
Net investment income (loss)	3.20	1.92	8.36	3.89

Increase (decrease) for the period	12.06	(24.69)	(76.00)	(198.61)
Distribution of interest income to feeder funds	(7.18)	(5.02)	(19.47)	(12.32)
Net asset value per Redeemable Unit, beginning of period	2,867.40	2,729.01	2,967.75	2,910.23

Net asset value per Redeemable Unit, end of period	$2,872.28	$2,699.30	$2,872.28	$2,699.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.5%	0.3%	0.4%	0.2%

Operating expenses	0.9%	0.5%	0.8%	0.4%

Total return	0.4%	(0.9)%	(2.6)%	(6.8)%

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

All of the commodity interests owned by the Fund are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2018 and 2017 were 1,351 and 2,591, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2018 and 2017 were 1,386 and 2,580, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2018 and 2017 were 108 and 192, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2018 and 2017 were 118 and 224, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2018 and 2017 were   $107,044,092 and   $299,238,278, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2018 and 2017 were   $130,594,368 and   $233,945,128, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Fund’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$1,010,908	$(238,448)	$772,460	$-	$-	$772,460
Forwards	75,177	(75,177)	-	-	-	-

	1,086,085	(313,625)	772,460	-	-	772,460

JPMorgan
Forwards	293,575	(293,575)	-	-	-	-

Total assets	$1,379,660	$(607,200)	$772,460	$-	$-	$772,460

Liabilities
MS&Co.
Futures	$(238,448)	$238,448	$-	$-	$-	$-
Forwards	(111,936)	75,177	(36,759)	-	-	(36,759)

	(350,384)	313,625	(36,759)	-	-	(36,759)
JPMorgan
Forwards	(569,968)	293,575	(276,393)	-	-	(276,393)

Total liabilities	$(920,352)	$607,200	$(313,152)	$-	$-	$(313,152)

Net fair value						$459,308	*

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 30, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$644,619	$(611,773)	$32,846	$-	$-	$32,846
Forwards	367,024	(240,981)	126,043	-	-	126,043

	1,011,643	(852,754)	158,889	-	-	158,889

JPMorgan
Forwards	1,100,324	(1,100,324)	-	-	-	-

Total assets	$2,111,967	$(1,953,078)	$158,889	$-	$-	$158,889

Liabilities
MS&Co.
Futures	$(611,773)	$611,773	$-	$-	$-	$-
Forwards	(240,981)	240,981	-	-	-	-

	(852,754)	852,754	-	-	-	-
JPMorgan
Forwards	(1,172,261)	1,100,324	(71,937)	-	-	(71,937)

Total liabilities	$(2,025,015)	$1,953,078	$(71,937)	$-	$-	$(71,937)

Net fair value						$86,952	*

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Fund’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets
Futures Contracts
Currencies	$4,200
Energy	289,292
Grains	56,108
Indices	133,353
Interest Rates U.S.	161,133
Interest Rates Non-U.S.	87,244
Livestock	3,750
Metals	105,889
Softs	169,939

Total unrealized appreciation on open futures contracts	1,010,908

Liabilities
Futures Contracts
Currencies	(1,190)
Energy	(28,194)
Grains	(20,340)
Indices	(31,867)
Interest Rates U.S.	(5,680)
Interest Rates Non-U.S.	(53,699)
Livestock	(29,278)
Metals	(26,717)
Softs	(41,483)

Total unrealized depreciation on open futures contracts	(238,448)

Net unrealized appreciation on open futures contracts	$772,460	*

Assets
Forward Contracts
Currencies	$294,221
Metals	74,531

Total unrealized appreciation on open forward contracts	368,752

Liabilities
Forward Contracts
Currencies	(570,237)
Metals	(111,667)

Total unrealized depreciation on open forward contracts	(681,904)

Net unrealized depreciation on open forward contracts	$(313,152)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Fund’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Fund’s Statements of Financial Condition.

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

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Fund’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Currencies	$(499,976)		$(753,259)		$(579,850)		$(2,361,806)
Energy	387,859		366,188		978,266		(1,016,726)
Grains	(48,429)		(533,582)		(233,865)		(930,351)
Indices	(16,749)		1,148,181		(541,225)		3,603,468
Interest Rates U.S.	87,164		(97,649)		417,054		(521,183)
Interest Rates Non-U.S.	(178,464)		9,869		(479,543)		(1,996,583)
Livestock	(17,165)		(113,115)		(34,287)		198,216
Metals	164,581		25,058		(69,577)		(194,537)
Softs	168,066		(329,621)		195,373		289,038

Total	$46,887	***	$(277,930)	***	$(347,654)	***	$(2,930,464)	***

***	This amount is in “Total trading results” in the Fund’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Aspect Master considers, and PGR Master considered, prices for commodity futures, swap and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain options contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,010,908	$1,010,908	$-	$-
Forwards	368,752	-	368,752	-

Total assets	$1,379,660	$1,010,908	$368,752	$-

Liabilities
Futures	$238,448	$238,448	$-	$-
Forwards	681,904	-	681,904	-

Total liabilities	$920,352	$238,448	$681,904	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$644,619	$644,619	$-	$-
Forwards	1,467,348	-	1,467,348	-

Total assets	$2,111,967	$644,619	$1,467,348	$-

Liabilities
Futures	$611,773	$611,773	$-	$-
Forwards	1,413,242	-	1,413,242	-

Total liabilities	$2,025,015	$611,773	$1,413,242	$-

6.	Investment in the Fund:

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2018.

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

Summarized information reflecting the total assets, liabilities and partners’ capital of the Fund(s) is/are shown in the following tables:

	December 31, 2017
			Total Partners’
	Total Assets	Total Liabilities	Capital
PGR Master	$7,502,405	$7,502,405	$-

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Fund(s) is shown in the following tables:

	For the three months ended September 30, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
PGR Master	$(8,227)	$4,784	$(3,443)

	For the nine months ended September 30, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
PGR Master	$(28,440)	$(2,410,387)	$(2,438,827)

Global Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Fund(s) is/are shown in the following tables:

	September 30, 2018		For the three months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	99.87%	$5,135,506	$37,423	$5,718	$6,458	$25,247	Commodity Portfolio	Monthly

Total		$5,135,506	$37,423	$5,718	$6,458	$25,247

	September 30, 2018		For the nine months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	99.87%	$5,135,506	$(92,599)	$16,631	$19,429	$(128,659)	Commodity Portfolio	Monthly

Total		$5,135,506	$(92,599)	$16,631	$19,429	$(128,659)

	December 31, 2017		For the three months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	76.28%	$4,935,174	$(28,270)	$3,812	$2,088	$(34,170)	Commodity Portfolio	Monthly
PGR Master	-	-	6,824	6,340	3,332	(2,848)	Commodity Portfolio	Monthly

Total		$4,935,174	$(21,446)	$10,152	$5,420	$(37,018)

	December 31, 2017		For the nine months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	76.28%	$4,935,174	$(327,803)	$10,239	$5,896	$(343,938)	Commodity Portfolio	Monthly
PGR Master	-	-	(478,482)	19,090	9,408	(506,980)	Commodity Portfolio	Monthly

Total		$4,935,174	$(806,285)	$29,329	$15,304	$(850,918)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 30.1% to 42.0% of the Fund’s contracts are traded OTC.

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

On or about November 6, 2018, the Limited Partnership Agreement of the Partnership was amended to extend the term of the Partnership to December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Fund, redemptions receivable from the Fund and cash. The Fund does not engage in sales of goods or services. The Fund’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2018.

The Fund’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Fund from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Fund from trading in potentially profitable markets or prevent the Fund from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 20.5% from $6,470,236 to $5,142,310. This decrease was attributable to a net loss of $413,414, coupled with redemptions of 744.5210 limited partner Redeemable Units totaling $899,512 and 12.1960 General Partner Redeemable Units totaling $15,000. Future redemptions can impact the amount of funds available for investment in the Fund in subsequent periods.

The Fund’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2018, the Fund’s capital decreased 25.9% from $14,696,911 to $10,895,763. This decrease was attributable to redemptions totaling $6,187,518, distribution of interest income to feeder funds, including the Partnership, totaling $103,768 and net loss of $303,089 which was partially offset by subscriptions totaling $2,793,227. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit decreased 1.2% from $1,160.62 to $1,146.65 as compared to a decrease of 2.2% in the third quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $19,112. Gains were primarily attributable to the Fund’s trading of commodity futures in energy, U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, indices, non-U.S. interest rates and livestock. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $34,228. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices.

The most notable losses were incurred within the currency sector during July and September from positions in the euro versus the U.S. dollar as competing geopolitical and economic tensions resulted in choppy price action for the European currency. Within the global interest rate markets, losses were experienced during July and September from long positions in European fixed income futures. Additional losses within the interest rate sector were incurred during August from short positions in U.S. fixed income futures as growing political turmoil surrounding the Trump Administration raised demand for the safety of government debt. Further losses were recorded within the global stock index sector during September from long futures positions in Asian equity indices as prices fell amid the uncertain impact of the U.S. and Chinese trade dispute. The Partnership’s losses for the quarter were offset by gains achieved within the energy sector during August and September from long positions in crude oil and its refined products as global supply shortfalls pushed prices higher. Gains within the metals markets were primarily recorded during August from short positions in copper futures as continued trade tensions between the U.S. and China weighed on prices. Additional gains within the metals sector during August were achieved from positions in gold and silver futures. Within the agricultural sector, gains were experienced during August from short positions in coffee and soybean futures as prices declined amid positive growing conditions in South America and the U.S.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Redeemable Unit decreased 7.1% from $1,234.46 to $1,146.65 as compared to a decrease of 14.3% during the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses during the nine months ended September 30, 2018 of $145,567. Losses were primarily attributable to the Fund’s trading of commodity futures in currencies, grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in energy, U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses during the nine months ended September 30, 2017 of $839,019. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, indices and softs.

The most notable losses were incurred within the currency sector during February and May as the U.S. dollar strengthened against most of its global peers. Further currency losses were experienced during July and September from positions in the euro. Losses within the global stock index sector were incurred during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Losses in equity indices were also experienced during September from long positions in Asian equity index futures. Losses within the global interest rate sector were primarily incurred during May from short positions in U.S. and European fixed income futures as bond prices spiked. Additional losses in the interest rate sector were recorded July and September from long positions in European fixed income futures.

In the metals, losses were recorded from positions in the industrial metals during March and April. During May, long positions in cocoa futures incurred losses as prices fell dramatically. Smaller losses in the agricultural markets were experienced due to grains trading in January, April, and May. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during January, March, April, May, August, and September from long positions in crude oil and its refined products as global supply shortfalls and geopolitical tensions in the Middle East and Russia pushed prices higher.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Any interest income earned on collateral or excess cash deposited by the Fund and held by JPMorgan in its capacity as the Fund’s forward foreign currency counterparty will be retained by the Fund, and the Partnership will receive its allocable portion of such interest from the Fund. Interest income for the three and nine months ended September 30, 2018 increased by $5,529 and $20,234, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. The amount of interest income earned by the Partnership/Fund depends on (1) the average daily equity maintained in cash in the Partnership’s/Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Fund and (3) interest rates over which none of the Partnership, the Fund, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2018 decreased by $6,743 and $25,308, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $2,804 and $10,851, respectively, as compared to the corresponding periods in 2017. The decrease in the management fees was due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 decreased by $2,956 and $11,167, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the management agreement among the Partnership, the General Partner and the Advisor and are payable annually. There were no incentive fees paid for the three and nine months ended September 30, 2018 and 2017. To the extent the Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisor currently trades the Partnership’s assets indirectly in master fund managed accounts established in the name of the Fund over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended September 30, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, Aspect Master’s total capitalization was $10,895,763. The Partnership owned approximately 47.1% of Aspect Master. As of September 30, 2018, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,148,693	10.54%	$1,378,876	$832,644	$1,116,220
Energy	259,497	2.38	293,789	198,057	264,839
Grains	168,808	1.55	198,741	126,857	168,180
Indices	649,702	5.96	765,003	460,478	710,404
Interest Rates U.S.	321,899	2.95	329,247	130,510	236,752
Interest Rates Non-U.S.	189,249	1.74	379,913	153,072	262,056
Livestock	18,458	0.17	39,075	15,378	27,132
Metals	168,539	1.55	312,942	168,539	226,011
Softs	202,233	1.86	209,658	112,287	174,143

Total	$3,127,078	28.70%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	38.7080	$1,142.83	N/A	N/A
August 1, 2018 - August 31, 2018	210.0000	$1,163.87	N/A	N/A
September 1, 2018 -September 30, 2018	130.3000	$1,146.65	N/A	N/A
	379.0080	$1,155.80

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not Applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

3.1 — Certificate of Amendment of the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated November 6, 2018 (filed herewith).

3.2 — Amendment No. 4 to the Limited Partnership Agreement, dated November 6, 2018 (filed herewith).

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

GLOBAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.